Form 10-Q
period 1996-03-31
MAY & SPEH INC
filed 1996-05-15
CIK 1002521

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended March 31, 1996

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                        Commission File Number 0-27872

                               MAY & SPEH, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                                     36-2992650
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                1501 Opus Place, Downers Grove, Illinois 60515
             (Address of principal executive offices)  (Zip Code)

                                (708) 964-1501
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes            No   X
                                -----         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                         Outstanding as of May 14, 1996
    Common Stock, par value $.01 per share                 24,934,154

                               MAY & SPEH, INC.

                                    INDEX

                                                                                      Page
Part I --  Financial Information

           Item 1.  Financial Statements

                    Balance Sheets -- March 31, 1996                                   1
                          and September 30, 1995

                    Statements of Operations -- Three and six months                   2
                          ended March 31, 1996 and March 31, 1995

                    Statements of Stockholders Equity  -- Six months                   3
                          ended March 31, 1996

                    Statements of Cash Flows -- Six months ended                       4
                          March 31, 1996 and March 31, 1995

                    Notes to Financial Statements                                      5

           Item 2.  Management's Discussion and Analysis of Financial Condition        6
                          and Results of Operations

Part II -- Other Information

           Item 6.  Exhibits and Reports on Form 8-K                                   9

                       PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

                               May & Speh, Inc.
                                Balance Sheets


Assets                                              March 31, 1996   September 30, 1995
                                                      (unaudited)         (audited)
Current assets:
    Cash and cash equivalents                          $40,106,268          $ 6,713,581
    Marketable securities                                2,752,610            1,888,670
    Accounts receivable, net                            18,514,690           15,393,701
    Prepaid software royalties and other current         2,975,055            3,547,092
     assets
    Deferred income taxes                                  359,000              359,000
                                                       -----------          -----------
        Total current assets                            64,707,623           27,902,044
    Property, plant and equipment, net                  17,710,735           16,975,813
    Other assets                                         3,332,156            1,926,199
                                                       -----------          -----------
        Total assets                                   $85,750,514          $46,804,056
                                                       ===========          ===========

Liabilities and stockholders' equity
Current liabilities:
    Current maturities of long-term debt               $ 3,248,300          $ 3,359,295
    Accounts payable                                     3,915,685            3,735,579
    Accrued payroll and other expenses                   6,374,965            4,288,607
                                                       -----------          -----------
        Total current liabilities                       13,538,950           11,383,481
Long-term debt                                          15,220,171           16,860,312
Deferred income taxes                                      916,000              916,000
                                                       -----------          -----------
        Total liabilities                               29,675,121           29,159,793
                                                       -----------          -----------
Stockholders' equity:
     Common stock                                          239,292              203,627
     Additional paid-in capital                         34,703,305            1,525,927
     Retained earnings                                  27,666,581           23,636,456
                                                       -----------          -----------
                                                        62,609,178           25,366,010
     Unearned ESOP compensation                         (6,533,785)          (7,721,747)
                                                       -----------          -----------
             Total stockholders' equity                 56,075,393           17,644,263
                                                       -----------          -----------
        Total liabilities and stockholders' equity     $85,750,514          $46,804,056
                                                       ===========          ===========

                            See Accompanying Notes

                               May & Speh, Inc.
                           Statements of Operations
                                 (Unaudited)



                                           Three Months Ended        Six Months Ended
                                                March 31,                March 31,
                                        --------------------------------------------------
                                           1996         1995         1996       1995
                                        --------------------------------------------------
Net revenues                            $19,132,514  $15,210,053  $35,176,130  $29,580,082
Operating expenses:
  Wages and benefits                      6,091,189    5,444,172   11,641,879   10,319,716
  Services and supplies                   1,676,490      918,784    2,984,358    1,845,887
  Rents, leases and maintenance           4,432,695    3,360,299    8,042,602    6,516,458
  Depreciation and amortization             377,475      297,009      727,924      516,699
  Other operating expenses                1,806,903    1,151,644    3,367,616    2,308,867
  ESOP principal payments                   593,980      611,201    1,187,962    1,188,136
                                        -----------  -----------  -----------  -----------
    Total operating expense              14,978,732   11,783,109   27,952,341   22,695,763
                                        -----------  -----------  -----------  -----------

Operating income                          4,153,782    3,426,944    7,223,789    6,884,319
Interest and other expense:
  ESOP interest                             145,625      260,238      318,183      513,238
  Other (income) expense, net                49,235      108,703      225,881      251,320
                                        -----------  -----------  -----------  -----------

Income before income taxes                3,958,922    3,058,003    6,679,725    6,119,761

Income taxes                              1,590,200    1,141,000    2,649,600    2,284,000
                                        -----------  -----------  -----------  -----------

Net income                              $ 2,368,722  $ 1,917,003  $ 4,030,125  $ 3,835,761
                                        ===========  ===========  ===========  ===========

Earnings per common share and common          $0.11        $0.09        $0.18        $0.18
 equivalent shares outstanding

Weighted average shares and common       22,514,624   20,844,511   22,421,590   20,844,511
 equivalent shares outstanding

                            See Accompanying Notes

                               May & Speh, Inc.
                      Statements of Stockholders' Equity
                      For Six Months Ended March 31, 1996

                                      Common stock      Additional     Unearned      Retained       Total
                                                         paid-in     compensation    earnings
                                    Shares     Amount    capital
Balance - September 30, 1995      20,362,657  $203,627  $ 1,525,927  ($7,721,747)   $23,636,456   $17,644,263

  Net income for the six months
  ended March 31, 1996                                                                4,030,125     4,030,125
  (unaudited)

  ESOP compensation earned
  during the six months ended
  March 31, 1996 (unaudited)                                           1,187,962                    1,187,962

  Issuance of common stock         3,350,000    33,500   32,727,758                                32,761,258
  Exercise of stock options          216,497     2,165      449,620                                   451,785
                                  ----------  --------  -----------  -----------    -----------   -----------
Balance - March 31, 1996          23,929,154  $239,292  $34,703,305  ($6,533,785)   $27,666,581   $56,075,393
(unaudited)                       ==========  ========  ===========  ===========    ===========   ===========


                            See Accompanying Notes

                               May & Speh, Inc.
                           Statements of Cash Flows
                                 (unaudited)

                                                            Six Months Ended March 31,
                                                               1996            1995
                                                            --------------------------
Cash flows from operating activities:
  Net income                                                $ 4,030,125    $ 3,835,761
  Adjustments to reconcile net income to net
  cash provided by operating activities:

    Depreciation and amortization                               727,924        516,699
    ESOP principal payments                                   1,187,962      1,188,136
    Changes in assets and liabilities:
      Accounts receivable, net                               (3,229,595)    (1,033,913)
      Prepaid expenses and other current assets                (182,479)        82,273
      Income taxes payable/refundable                         1,582,161       (576,203)
      Accounts payable and accrued expenses                   1,438,819        752,117
      Other                                                     111,853        231,357
                                                            -----------    -----------
        Net cash provided by operating activities             5,666,770      4,996,227
                                                            -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment                        (1,478,075)    (1,876,604)
  Purchases of marketable securities                         (1,843,963)    (2,628,015)
  Sales of marketable securities                                980,023        300,000
  Software development costs capitalized                     (1,465,581)
  Increase in cash surrender value of insurance                 (37,000)       (37,000)
  Other                                                         108,606         45,376
                                                            -----------    -----------
    Net cash used in investing activities                    (3,735,990)    (4,196,243)
                                                            -----------    -----------
Cash flows from financing activities:
  Repayments of long-term obligations                        (1,751,136)    (1,100,518)
  Proceeds from issuance of common stock                     33,213,043
                                                            -----------    -----------
    Net cash provided by (used in) financing activities      31,461,907     (1,100,518)
                                                            -----------    -----------
    Net change in cash and cash equivalents                  33,392,687       (300,534)
Cash and cash equivalents:
  Beginning of period                                         6,713,581      1,642,561
                                                            -----------    -----------
  End of period                                             $40,106,268    $ 1,342,027
                                                            ===========    ===========


                            See Accompanying Notes

                               May & Speh, Inc.
                        Notes to  Financial Statements


(1)     Basis of Presentation.

        The financial statements as of March 31, 1996 and for the three- and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Therefore, the financial statements should be read in conjunction with the Financial Statements and Notes thereto contained in the Company's Registration Statement on Form S-1 (No. 33-98302), as amended, filed with the Commission on October 18, 1995. The results of operations for the three- and six-months ended March 31, 1996 are not necessarily indicative of the results for the entire fiscal year.

(2)     Initial Public Offering.

        On March 29, 1996, the Company completed an initial public offering of 3,350,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"). Certain stockholders of the Company sold an additional 3,350,000 shares of Common Stock in the offering. In addition, on April 24, 1996, the Company completed the offering of an additional 1,005,000 shares of Common Stock that were subject to an over-allotment option granted to the underwriters of the initial public offering. The total net proceeds to the Company were approximately $43.8 million after deducting underwriting discounts and commissions and estimated offering expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations

        Three Months Ended March 31, 1996 Compared to the Three Months Ended
        --------------------------------------------------------------------
        March 31, 1995
        --------------

        Net revenues increased to $19.1 million for the three months ended March 31, 1996 from $15.2 million for the three months ended March 31, 1995, an increase of $3.9 million or 26%. Of the increase, $2.3 million was attributable to services provided to new clients and the remainder was attributable to increased demand for services by existing clients. The Company's direct marketing services revenues increased to $14.7 million for the three months ended March 31, 1996 versus $12.0 million for the three months ended March 31, 1995, an increase of 23%. Of this increase, $0.5 million is attributable to the establishment of the Company's Credit Strategy Management ("CSM") Division which provides predictive modeling and analysis and related services. The Company's CSM Division was established effective February 1, 1996 in connection with its Asset Purchase Option Agreement and Service Agreement with Credit Strategy Management, Inc., based in Atlanta, Georgia. The Company's data processing outsourcing services revenues increased to $4.4 million for the three months ended March 31, 1996 from $3.2 million for the three months ended March 31, 1995, an increase of 35%.

        Wages and benefits expenses increased to $6.1 million for the three months ended March 31, 1996 from $5.4 million for the three months ended March 31, 1995, an increase of 12%. The increased expenses reflect the net addition of 48 employees as a result of the Company's continued expansion of business volume and strengthening of its infrastructure.

        Services and supplies expenses increased to $1.7 million for the three months ended March 31, 1996 from $0.9 million for the three months ended March 31, 1995, an increase of 82%. Services and supplies generally consist of outsourced data entry services, general supplies, contract labor and costs related to the use of outside consultants. This increase resulted primarily from outsourcing of technical support and data entry services and the use of outside consultants to improve productivity and to re-engineer certain work flow processes.

        Rents, leases and maintenance expenses increased to $4.4 million for the three months ended March 31, 1996 from $3.4 million for the three months ended March 31, 1995, an increase of 32%. The increase was primarily due to leasing of computers and computer peripheral hardware.

        Depreciation and amortization expenses increased to $0.4 million for the three months ended March 31, 1996 from $0.3 million for the three months ended March 31, 1995, an increase of 27%. The increase was primarily attributable to continued investment in technology.

        Other operating expenses increased to $1.8 million for the three months ended March 31, 1996 from $1.2 million for the three months ended March 31, 1995, an increase of 57%. The increase was primarily attributable to variable costs relating to several customer contracts.

        Research and development costs representing primarily wages and benefits for information technology staff decreased to $0.2 million for the three months ended March 31, 1996 from $0.4 million for the three months ended March 31, 1995, a decrease of 49%. The Company's research and development expenses relate primarily to new product development activities which are not capitalized. Total new product development activities, including capitalized costs, increased to $1.1 million for the three months ended March 31, 1996 from $0.4 million for the three months ended March 31, 1995, an increase of 162%.

        Income taxes increased to $1.6 million for the three months ended March 31, 1996 from $1.1 million for the three months ended March 31, 1995. The Company's effective tax rate was 40.2% for the three months ended March 31, 1996 and 37.3% for the three months ended March 31, 1995.


        Six Months Ended March 31, 1996 Compared to the Six Months Ended
        ----------------------------------------------------------------
        March 31, 1995
        --------------

        Net revenues increased to $35.2 million for the six months ended March 31, 1996 from $29.6 million for the six months ended March 31, 1995, an increase of $5.6 million or 19%. Of the increase, $2.8 million was attributable to services provided to new clients and the remainder was attributable to increased demand for services by existing clients. The Company's direct marketing services revenues increased to $27.0 million for the six months ended March 31, 1996 versus $23.0 million for the six months ended March 31, 1995, an increase of 18%. Of this increase, $0.5 million is attributable to the establishment of the Company's CSM Division. The Company's data processing outsourcing services revenues increased to $8.2 million for the six months ended March 31, 1996 from $6.6 million for the six months ended March 31, 1995, an increase of 23%.

        Wages and benefits expenses increased to $11.6 million for the six months ended March 31, 1996 from $10.3 million for the six months ended March 31, 1995, an increase of 13%. The increased expenses reflect the net addition of 48 employees as a result of the Company's continued expansion of business volume and strengthening of its infrastructure.

        Services and supplies expenses increased to $3.0 million for the six months ended March 31, 1996 from $1.8 million for the six months ended March 31, 1995, an increase of 62%. Services and supplies generally consist of outsourced data entry services, general supplies, contract labor and costs related to the use of outside consultants. This increase resulted principally from outsourcing of technical support and data entry services and the use of outside consultants to improve productivity and to re-engineer certain work flow processes.

        Rents, leases and maintenance expenses increased to $8.0 million for the six months ended March 31, 1996 from $6.5 million for the six months ended March 31, 1995, an increase of 23%. The increase was primarily due to leasing of computers and computer peripheral hardware.

        Depreciation and amortization expenses increased to $0.7 million for the six months ended March 31, 1996 from $0.5 million for the six months ended March 31, 1995, an increase of 41%. The increase was primarily attributable to continued investment in technology.

        Other operating expenses increased to $3.4 million for the six months ended March 31, 1996 from $2.3 million for the six months ended March 31, 1995, an increase of 46%. The increase was primarily attributable to variable costs relating to several customer contracts.

        Research and development costs representing primarily wages and benefits for information technology staff increased to $1.3 million for the six months ended March 31, 1996 from $0.9 million for the six months ended March 31, 1995, an increase of 46%. The Company's research and development expenses relate primarily to new product development activities.

        Income taxes increased to $2.6 million for the six months ended March 31, 1996 from $2.3 million for the six months ended March 31, 1995. The Company's effective tax rate was 39.7% for the six months ended March 31, 1996 and 37.3% for the six months ended March 31, 1995.


        Capital Resources and Liquidity
        -------------------------------

        The Company's working capital increased to $51.2 million as of March 31, 1996 from $16.5 million as of September 30, 1995. This increase resulted principally from the Company's initial public offering in March 1996 resulting in net proceeds of $33.2 million to the Company. The Company's investment policy is to invest in marketable, investment-grade debt instruments of the U.S. Government or tax-free municipal bonds.
        The Company's investments typically have maturities of three years or less. The Company historically limits its concentration of investments in individual municipalities to $500,000 or less. As of March 31, 1996, the Company's net accounts receivable were $18.5 million, an increase of 20% over the previous fiscal year end. This increase reflects additional business completed and billed during February and March 1996.

        The Company has available a $2.0 million revolving credit facility. There are no outstanding borrowings under this credit facility. Borrowings under a $12.0 million real estate loan are being repaid over a ten year period with interest at 8.5%. Maximum borrowings during the six months ended March 31, 1996 under these credit facilities were $11.6 million. The Company entered into a loan at the time of the formation of the ESOP, which currently has an outstanding balance of $6.5 million. Borrowings under this ESOP loan are being repaid through December 31, 1998 with interest at 9.3% on the fixed rate portion of the loan ($5.2 million at March 31, 1996) and at 80% of the lender's prime rate for the floating rate portion of the loan ($1.3 million at March 31, 1996), currently 6.60%.

                         PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1  May & Speh, Inc. 1995 Key Employee Stock Option Plan, as
                    amended
              10.2  Amendment No. 1 to the May & Speh, Inc. Employee Stock
                    Ownership Plan
              10.3  May & Speh, Inc. Employee Stock Ownership Trust
              27    Financial Data Schedule

         (b) No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MAY & SPEH, INC.



Date: May 14, 1996                   By:   /s/ Robert C. Early
                                           Robert C. Early
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

                                                                    Sequentially
Exhibit                                                               Numbered
 Number                          Exhibit                                Page

  10.1 May & Speh, Inc. 1995 Key Employee Stock Option Plan, as amended

  10.2    Amendment No. 1 to the May & Speh, Inc. Employee Stock
          Ownership Plan

  10.3    May & Speh, Inc. Employee Stock Ownership Trust

    27    Financial Data Schedule
