Form 10-Q
period 1996-06-30
MAY & SPEH INC
filed 1996-08-14
CIK 1002521

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1996

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                (630) 964-1501
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes   X                       No
                  -------                      -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding as of August 14, 1996
     Common Stock, par value $0.01                   24,934,154
       per share

                               MAY & SPEH, INC.

                                     INDEX


Part I -- Financial Information                                             Page

       Item 1.  Financial Statements

                Balance Sheets -- June 30, 1996                              1
                     and September 30, 1995

                Statements of Operations -- Three and nine months            2
                     ended June 30, 1996 and June 30, 1995

                Statements of Stockholders' Equity -- Nine months            3
                     ended June 30, 1996

                Statements of Cash Flows -- Nine months ended
                     June 30, 1996 and June 30, 1995                         4

                Notes to Financial Statements                                5

       Item 2.  Management's Discussion and Analysis of Financial Condition  6
                     and Results of Operations




Part II -- Other Information

       Item 6.  Exhibits and Reports on Form 8-K                            10

                         PART 1--FINANCIAL INFORMATION

Item 1.   Financial Statements

                               May & Speh, Inc.
                                Balance Sheets

                                           June 30, 1996     September 30, 1995
                                            (unaudited)
Assets

Current assets:

         Cash and cash equivalents           $ 31,579,656       $ 6,713,581

         Marketable securities                 18,542,827         1,888,670

         Accounts receivable, net              18,783,664        15,393,701

         Prepaid software royalties and
           other current assets                 3,437,160         3,547,092

         Deferred income taxes                    359,000           359,000
                                             ------------       -----------
                  Total current assets         72,702,307        27,902,044

Property, plant and equipment, net             29,793,010        16,975,813

Other assets                                    5,562,229         1,926,199
                                             ------------       -----------
                  Total assets               $108,057,546       $46,804,056
                                             ============       ===========


Liabilities and stockholders' equity

Current liabilities:

         Current maturities of long-term
           debt                                $4,815,123        $3,359,295

         Accounts payable                       3,622,112         3,735,579

         Accrued payroll and other expenses     5,785,534         4,288,607
                                             ------------       -----------

                  Total current liabilities    14,222,769        11,383,481

Long-term debt                                 22,901,252        16,860,312

Deferred income taxes                             916,000           916,000
                                             ------------       -----------

                  Total liabilities            38,040,021        29,159,793
                                             ------------       -----------

Stockholders' equity:

       Common stock                               249,342           203,627

       Additional paid-in capital              44,974,405         1,525,927

       Retained earnings                       30,733,583        23,636,456
                                             ------------       -----------

                                               75,957,330        25,366,010

       Unearned ESOP compensation              (5,939,805)       (7,721,747)
                                             ------------       -----------

                  Total stockholders'
                    equity                     70,017,525        17,644,263
                                             ------------       -----------
                  Total liabilities and
                    stockholders' equity     $108,057,546       $46,804,056
                                             ============       ===========


                            See Accompanying Notes

                               May & Speh, Inc.
                           Statements of Operations
                                  (Unaudited)


                                                               Three Months Ended                         Nine Months Ended
                                                                     June 30,                                  June 30,
                                                        --------------------------------------------------------------------------
                                                              1996              1995                     1996            1995
                                                        --------------------------------------------------------------------------
Net revenues                                              $19,997,045       $16,138,531              $55,173,175       $45,718,613

Operating expenses:

  Wages and benefits                                        5,817,365         5,351,291               17,459,244        15,671,007

  Services and supplies                                     1,715,978         1,121,422                4,700,336         2,967,309

  Rents, leases and maintenance                             5,018,676         3,577,074               13,061,278        10,093,532

  Depreciation and amortization                               422,959           340,564                1,150,883           857,263

  Other operating expenses                                  1,573,258         1,275,041                4,940,875         3,583,908

  ESOP principal payments                                     593,981           611,202                1,781,942         1,799,338
                                                           ----------        ----------               ----------        ----------

       Total operating expense                             15,142,217        12,276,594               43,094,558        34,972,357
                                                           ----------        ----------               ----------        ----------

Operating income                                            4,854,828         3,861,937               12,078,617        10,746,256

Interest and other expense:

  ESOP interest                                               159,779           260,656                  477,962           252,582

  Other (income) expense, net                                (388,353)          103,944                 (162,472)          876,576
                                                           ----------        ----------               ----------        ----------

Income before income taxes                                  5,083,402         3,497,337               11,763,127         9,617,098

Income taxes                                                2,016,400         1,305,500                4,666,000         3,589,500
                                                           ----------        ----------               ----------        ----------

Net income                                                $ 3,067,002       $ 2,191,837              $ 7,097,127       $ 6,027,598
                                                           ==========        ==========               ==========        ==========

Earnings per common share and common
equivalent shares outstanding                                   $0.12             $0.10                    $0.30             $0.29

Weighted average shares and common
equivalent shares outstanding                              26,629,756        21,027,020               23,814,591        21,061,002


                            See Accompanying Notes

                               May & Speh, Inc.
                      Statements of Stockholders' Equity
                      For Nine Months Ended June 30, 1996



                                         Common Stock             Additional        Unearned         Retained
                                    Shares          Amount      paid-in-capital   compensation       earnings          Total
Balance - September 30, 1995        20,362,657      $203,627      $1,525,927      ($7,721,747)      $23,636,456      $17,644,263

  Net income for the nine months                                                                      7,097,127        7,097,127
  ended June 30, 1996 (unaudited)

  ESOP compensation earned                                                          1,781,942                          1,781,942
  during the nine months ended
  June 30, 1996 (unaudited)


  Issuance of common stock           4,355,000        43,550      42,998,858                                          43,042,408
                  (unaudited)


  Exercise of stock options            216,497         2,165         449,620                                             451,785
                                    ----------      --------     -----------      -----------       -----------      -----------
                   (unaudited)


Balance - June 30, 1996             24,934,154      $249,342     $44,974,405      ($5,939,805)      $30,733,583      $70,017,525
(unaudited)                         ==========      ========     ===========      ============      ===========      ===========

                            See Accompanying Notes

                               May & Speh, Inc.
                           Statements of Cash Flows
                                  (unaudited)


                                                      Nine Months Ended June 30,
                                                            1996           1995
                                                      --------------------------
Cash flows from operating activities:
  Net income                                          $7,097,127     $6,027,598

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                      1,150,883        857,263
    Deferred income taxes                                               (39,000)
    ESOP principal payments                            1,781,942      1,799,338

    Changes in assets and liabilities:

      Accounts receivable, net                        (3,380,132)    (1,174,078)
      Prepaid expenses and other current assets         (654,407)      (176,112)
      Income taxes payable/refundable                  1,699,233        (14,000)
      Accounts payable and accrued expenses              496,444      1,629,433
      Other                                             (744,744)       111,761
                                                      ----------      ---------
        Net cash provided by operating activities      7,446,346      8,798,681
                                                      ----------      ---------
Cash flows from investing activities:

  Purchases of property and equipment                 (4,130,351)    (5,962,843)
  Purchases of marketable securities                 (29,502,564)      (129,501)
  Sales of marketable securities                      12,848,407        400,000
  Software development costs capitalized              (2,835,785)
  Increase in cash surrender value of insurance          (55,500)       (55,500)
  Other                                                  181,984       (266,993)
                                                      ----------      ---------
    Net cash used in investing activities            (23,493,809)    (6,014,837)
                                                      ----------      ---------
Cash flows from financing activities:

  Proceeds from line of credit                                       (1,250,000)
  Proceeds of long-term obligations                                  10,250,000
  Repayments of long-term obligations                 (2,576,367)    (8,470,708)
  Proceeds from issuance of common stock              43,489,905       (202,371)
                                                      ----------     ----------
    Net cash provided by financing activities         40,913,538        326,921
                                                      ----------     ----------
    Net change in cash and cash equivalents           24,866,075      3,110,765

Cash and cash equivalents:
  Beginning of period                                  6,713,581      1,642,561
                                                      ----------     ----------
  End of period                                      $31,579,656     $4,753,326
                                                     ===========     ==========



                            See Accompanying Notes

                               May & Speh, Inc.
                         Notes to Financial Statements


(1)  Basis of Presentation.

     The financial statements as of June 30, 1996 and for the three and nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Therefore, the financial statements should be read in conjunction with the Financial Statements and Notes thereto contained in the Company's Registration Statement on Form S-1 (No. 33-98302), as amended, filed with the Commission on October 18, 1995. The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results for the entire fiscal year.

(2)  Initial Public Offering.

     On March 29, 1996, the Company completed an initial public offering of 3,350,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"). Certain stockholders of the Company sold an additional 3,350,000 shares of Common Stock in the offering. In addition, on April 24, 1996, the Company completed the offering of an additional 1,005,000 shares of Common Stock that were subject to an over-allotment option granted to the underwriters of the initial public offering. The total net proceeds to the Company were approximately $43.5 million after deducting underwriting discounts and commissions and offering expenses.


(3)  Recent Developments.

     Effective July 1, 1996, the Company acquired all of the outstanding capital stock of GIS Information Systems, Inc. ("GIS"), a provider of data processing outsourcing services based in Oak Brook, Illinois. The Company acquired GIS from Faneuil, Inc. ("Faneuil"), a Boston based direct marketing services company and a wholly owned subsidiary of Faneuil ISG, Inc. The purchase price paid by the Company was approximately $19 million ($16 million in cash at closing plus $3.1 million of deferred payments, subject to adjustment), plus a warrant to purchase 180,000 shares of Common Stock at a price of $16.51 per share. As a result of the acquisition, GIS became a wholly owned subsidiary of the Company. The Company and Faneuil also entered into a Services Agreement dated July 1, 1996 pursuant to which the Company will provide up to $5 million of direct marketing and outsourcing services to Faneuil and its affiliates during the five year period ending June 30, 2001.

     Effective June 16, 1996, the Company entered into a capital lease arrangement in connection with its upgrade of certain mainframe computer equipment utilized in its data center facility. An initial down payment of $1.3 million was paid on June 16, 1996. The remaining balance of approximately $10 million will be paid in 63 monthly installments through September 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but not limited to, renewal of customer and supplier contracts by GIS (as defined below) as they expire on terms and conditions favorable to the Company and GIS, integration of operations of the Company and GIS, changes in technology, and the risks and uncertainties described in reports and other documents filed by the Company with the Securities and Exchange Commission, including the Prospectus dated March 26, 1996 included in the Company's Registration Statement on Form S-1 (File No. 33-98302).

     Results of Operations

     Three Months Ended June 30, 1996 Compared to the Three Months Ended June
     ------------------------------------------------------------------------
     30, 1995
     --------


     Net revenues increased to $20.0 million for the three months ended June 30, 1996 from $16.1 million for the three months ended June 30, 1995, an increase of $3.9 million or 24%. The Company's direct marketing services revenues increased to $15.7 million for the three months ended June 30, 1996 versus $13.0 million for the three months ended June 30, 1995, an increase of 21%. Of this increase, $0.6 million is attributable to the establishment of the Company's Credit Strategy Management ("CSM")
     Division which provides predictive modeling and analysis and related services. The Company's CSM Division was established effective February 1, 1996 in connection with its Asset Purchase Option Agreement and Service Agreement with Credit Strategy Management, Inc., based in Atlanta, Georgia. The Company's data processing outsourcing services revenues increased to $4.3 million for the three months ended June 30, 1996 from $3.1 million for the three months ended June 30, 1995, an increase of 37%.

     Wages and benefits expenses increased to $5.8 million for the three months ended June 30, 1996 from $5.4 million for the three months ended June 30, 1995, an increase of 9%. The increased expenses reflect the net addition of 34 employees as a result of the Company's continued expansion of business volume and strengthening of its infrastructure.

     Services and supplies expenses increased to $1.7 million for the three months ended June 30, 1996, from $1.1 million for the three months ended June 30, 1995, an increase of 53%. Services and supplies generally consist of outsourced data entry services, general supplies, contract labor and costs related to the use of outside consultants. This increase resulted primarily from outsourcing of technical support and data entry services and the use of outside consultants to improve productivity and to re-engineer certain work flow processes.

     Rents, leases and maintenance expenses increased to $5.0 million for the three months ended June 30, 1996 from $3.6 million for the three months ended June 30, 1995, an increase of 40%. The increase was primarily due to leasing of computers and computer peripheral hardware.

     Depreciation and amortization expenses increased to $0.4 million for the three months ended June 30, 1996 from $0.3 million for the three months ended June 30, 1995, an increase of 24%. The increase was primarily attributable to continued investment in technology.

     Other operating expense increased to $1.6 million for the three months ended June 30, 1996 from $1.3 million for the three months ended June 30, 1995, an increase of 23%. The increase was primarily attributable to variable costs relating to several customer contracts.

     Research and development costs representing primarily wages and benefits for information technology staff increased to $0.6 million for the three months ended June 30, 1996 from $0.5 million for the three months ended June 30, 1995, an increase of 15%. The Company's research and development expenses relate primarily to new product development activities which cannot be capitalized. Total new product development costs, including capitalized costs, increased to $1.9 million for the three months ended June 30, 1996 from $0.8 million for the three months ended June 30, 1995, an increase of 135%.

     Income taxes increased to $2.0 million for the three months ended June 30, 1996 from $1.3 million for the three months ended June 30, 1995. The Company's effective tax rate was 39.7% for the three months ended June 30, 1996 and 37.3% for the three months ended June 30, 1995.

     Nine Months Ended June 30, 1996 Compared to the Nine Months Ended June 30,
     --------------------------------------------------------------------------
     1995
     ----

     Net revenues increased to $55.2 million for the nine months ended June 30, 1996 from $45.7 million for the nine months ended June 30, 1995, an increase of $9.5 million or 21%. Of the increase, $6.8 million was attributable to services provided to new clients and the remainder was attributable to increased demand for services by existing clients. The Company's direct marketing services revenues increased to $42.7 million for the nine months ended June 30, 1996 versus $36.0 million for the nine months ended June 30, 1995, an increase of 19%. Of this increase, $1.1 million is attributable to the establishment of the Company's CSM Division. The Company's data processing outsourcing services revenues increased to $12.4 million for the nine months ended June 30, 1996 from $9.7 million for the nine months ended June 30, 1995, an increase of 28%.

     Wages and benefits expenses increased to $17.5 million for the nine months ended June 30, 1996 from $15.7 million for the nine months ended June 30, 1995, an increase of 11%. The increased expenses reflect the net addition of 34 employees as a result of the Company's continued expansion of business volume and strengthening of its infrastructure.

     Services and supplies expenses increased to $4.7 million for the nine months ended June 30, 1996 from $3.0 million for the nine months ended June 30, 1995, an increase of 58%. Services and supplies generally consist of outsourced data entry services, general supplies, contract labor and costs related to the use of outside consultants. This increase resulted principally from outsourcing of technical support and data entry services and the use of outside consultants to improve productivity and to re-engineer certain work flow processes.

     Rents, leases and maintenance expenses increased to $13.1 million for the nine months ended June 30, 1996 from $10.1 million for the nine months ended June 30, 1995, an increase of 29%. The increase was primarily due to leasing of computers and computer peripheral hardware.

Depreciation and amortization expenses increased to $1.2 million for the nine months ended June 30, 1996 from $0.9 million for the nine months ended June 30, 1995, an increase of 34%. The increase was primarily attributable to continued investment in technology.

Other operating expenses increased to $4.9 million for the nine months ended June 30, 1996 from $3.6 million for the nine months ended June 30, 1995, an increase of 38%. The increase was primarily attributable to variable costs relating to several customer contracts.

Research and development costs representing primarily wages and benefits for information technology staff increased to $1.8 million for the nine months ended June 30, 1996 from $1.4 million for the nine months ended June 30, 1995, an increase of 34%. The Company's research and development expenses relate primarily to new product development activities.

Income taxes increased to $4.7 million for the nine months ended June 30, 1996 from $3.6 million for the nine months ended June 30, 1995. The Company's effective tax rate was 39.7% for the nine months ended June 30, 1996 and 37.3% for the nine months ended June 30, 1995.

Liquidity and Capital Resources
- -------------------------------

The Company's working capital increased to $58.5 million as of June 30, 1996 from $16.5 million as of September 30, 1995. This increase resulted principally from the Company's initial public offering in March 1996 (including the exercise of an underwriters' over-allotment option in April 1996), resulting in net proceeds of approximately $43.5 million to the Company. The Company's investment policy is to invest in marketable, investment-grade debt instruments of the U.S. Government or tax-free municipal bonds. The Company's investments typically have maturities of three years or less. The Company historically limits its concentration of investments in individual municipalities to $500,000 or less. As of June 30, 1996, the Company's net accounts receivable were $18.8 million, an increase of 22% over the previous fiscal year end. This increase reflects additional business completed and billed during May and June 1996.

The Company has available a $2.0 million revolving credit facility. There are no outstanding borrowings under this credit facility. Borrowings under a $12.0 million real estate loan are being repaid over a ten year period with interest at 8.5%. Maximum borrowings during the nine months ended June 30, 1996 under these credit facilities were $11.4 million. The Company entered into a loan at the time of the formation of the Company's Employee Stock Ownership Plan, which currently has an outstanding balance of $5.9 million. Borrowings under this ESOP loan are being repaid through December 31, 1998 with interest at 9.3% on the fixed rate portion of the loan ($4.6 million at June 30, 1996) and at 80% of the lender's prime rate for the floating rate portion of the loan ($1.3 million at June 30, 1996), currently 6.6%.

        Effective June 16, 1996, the Company entered into a capital lease arrangement in connection with its upgrade of certain mainframe computer equipment utilized in its data center facility. An initial down payment of $1.3 million was paid on June 16, 1996. The remaining balance of approximately $10 million will be paid in 63 monthly installments through September 2001.


        Recent Developments
        -------------------

        As reported in the Company's Current Report on Form 8-K dated July 18, 1996 (the "Form 8-K"), effective July 1, 1996, the Company acquired all of the outstanding capital stock of GIS Information Systems, Inc. ("GIS"), a provider of data processing outsourcing services based in Oak Brook, Illinois. The Company acquired GIS from Faneuil, Inc. ("Faneuil"), a Boston based direct marketing services company and a wholly owned subsidiary of Faneuil ISG, Inc. The purchase price paid by the Company was approximately $19 million ($16 million in cash at closing plus $3.1 million of deferred payments, subject to adjustment), plus a warrant to purchase 180,000 shares of the Company's common stock at a price of $16.51 per share. As a result of the acquisition, GIS became a wholly owned subsidiary of the Company. The Company and Faneuil also entered into a Services Agreement dated July 1, 1996 pursuant to which the Company will provide up to $5 million of direct marketing and outsourcing services to Faneuil and its affiliates during the five year period ending June 30, 2001.

        On or prior to October 1, 1996, the Company will file an amendment to the Form 8-K with audited historical financial statements of GIS and pro forma financial statements setting forth the combined financial results of the companies. The GIS acquisition is expected to contribute positively to the Company's revenue and earnings. Based upon budgets prepared by GIS management and discussions with GIS management at the time of the acquisition, the Company has estimated fiscal fourth quarter revenue from GIS to be approximately $2.5 million to $3 million with an operating margin ranging from 17% to 19%. Company management has indicated that it is comfortable with the $2.5 million revenue and 17% operating margin estimates. Future financial results will be offset by the corresponding loss of interest income from the approximately $16 million in cash paid at closing. Based upon the budgets and discussions referred to above, the Company has estimated fiscal 1997 revenue from GIS to be approximately $12 million (plus any revenue generated by the Company from the Services Agreement described above) and an operating margin of 17%.

                          PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits.

              2 Stock Purchase Agreement dated July 1, 1996 by and between the Registrant, Faneuil, Inc. and Faneuil ISG, Inc., including the following Exhibits: 2.5(a)(iii) Form of Opinions of Seller's Counsel; 2.5(a)(iv) Form of Disaffiliation Tax Sharing Agreement; 2.5(b)(ii) Form of Warrant; 2.5(b)(iv) Form of Opinion of Registrant's Counsel; 2.5(b)(v) Form of Services Agreement; 2.5(c) Form of Employment Agreement; 2.5(d) Form of Stock Option Agreement;
                    10.8 Form of Set-Off Escrow Agreement (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated July 18, 1996).

              10 Third Amendment to the Term Loan Agreement between the Registrant and Harris Trust and Savings Bank, dated July 17, 1996 (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K dated July 18,
                    1996).

              27    Financial Data Schedule.

        (b)   Reports on Form 8-K.

              The Company filed a Current Report on Form 8-K dated July 18, 1996 reporting the acquisition of GIS pursuant to Item 2 of the form and incorporating by reference under Item 5 thereof a press release issued July 18, 1996 announcing the acquisition. The financial information required to be filed under Item 7 of that form, which was not available at the time of filing of the Form 8-K, will be filed by amendment in accordance with the rules of the Securities and Exchange Commission.

                                 EXHIBIT INDEX




                                                                Sequentially
     Exhibit                                                      Numbered
     Number                      Exhibit                            Page

       2 Stock Purchase Agreement dated July 1, 1996 by and between the Registrant, Faneuil, Inc. and Faneuil ISG, Inc., including the following
              Exhibits: 2.5(a)(iii) Form of Opinions of Seller's Counsel; 2.5(a)(iv) Form of Disaffiliation Tax Sharing Agreement; 2.5(b)(ii) Form of Warrant; 2.5(b)(iv) Form of Opinion of Registrant's
              Counsel; 2.5(b)(v) Form of Services Agreement; 2.5(c) Form of Employment Agreement; 2.5(d)
              Form of Stock Option Agreement; 10.8 Form of
              Set-Off Escrow Agreement (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated July 18, 1996).

      10 Third Amendment to the Term Loan Agreement between the Registrant and Harris Trust and Savings Bank, dated July 17, 1996 (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K dated July 18, 1996).

      27      Financial Data Schedule