Form 10-Q/A
period 1996-06-30
MAY & SPEH INC
filed 1996-08-14
CIK 1002521

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

                                            May & Speh, Inc.



Date:  August 14, 1996                 By:  /s/ Robert C. Early
                                          ------------------------------
                                            Robert C. Early
                                            Executive Vice President,
                                            Chief Financial Officer and
                                              Treasurer

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