Form 10-K
period 1996-09-30
MAY & SPEH INC
filed 1996-12-30
CIK 1002521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996

                                       OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                         Commission File Number 0-27872

                               MAY & SPEH, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                         36-2992650
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                1501 Opus Place, Downers Grove, Illinois 60515
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code  (630) 964-1501

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                        Preferred Stock Purchase Rights
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $174,519,593 as of December 20, 1996, based upon the last sale price of such stock as reported by The Nasdaq Stock Market on that day. In making this calculation, the Registrant has assumed, without admitting for any purpose, that the Registrant's Employee Stock Ownership Plan and all executive officers and directors of the Registrant, and no other persons, are affiliates.

The number of shares of Common Stock of the Registrant outstanding as of December 20, 1996 was 25,002,154.

Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement relating to the 1997 Annual Meeting of Stockholders (to be filed pursuant to Regulation 14A) have been incorporated by reference into Part III of this report.

                                     PART I

     In addition to historical information, this report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Certain of these risks and uncertainties are described in reports and other documents filed by May & Speh, Inc. (which, along with its subsidiary, is referred to in this report as "May & Speh" or the "Company") with the Securities and Exchange Commission from time to time, including the Prospectus dated March 26, 1996 included in the Company's Registration Statement on Form S-1 (File No. 33-98302).

ITEM 1.  BUSINESS.

     May & Speh provides computer-based information management services primarily for clients with significant direct marketing requirements. The Company provides direct marketing services including database creation, data warehousing, predictive behavioral modeling, list processing and data enhancement. The Company also provides data processing outsourcing services. The Company's direct marketing and data processing outsourcing services are complementary and allow the Company to leverage its investment in its state-of-the-art data processing center as well as its core competencies in customized software systems development, large database management, high speed data processing and data center management. May & Speh's open architecture, multiple platform data center, with processing capacity of 1,329 MIPS, provides its clients with superior processing flexibility and speed.

MARKET OVERVIEW

     DIRECT MARKETING SERVICES

     Successful direct marketing requires the identification and analysis of relationships between customers and their purchasing patterns. Historically, direct marketing has been associated with the direct mail industry. However, within the last several years, database capabilities have expanded the definition of direct marketing to include many forms of interactive customer communications through a variety of mediums. Direct marketing allows marketers to segment and identify their customers and prospects based on well-defined attributes or common characteristics. Direct marketing enables both the delivery of a customized message to a defined audience and the measurement of the response to that message. The marketing program can then be evaluated, refined and continually improved. The ability to measure the response to a specific marketing program allows the financial return on marketing expenditures to be analyzed.

     Demographic shifts and lifestyle changes, combined with a proliferation of new products and services and the evolution of new marketing mediums (including cable, telemarketing, direct mail, direct response, on-line services and the Internet) have made marketing campaigns increasingly complex. At the same time, marketing costs have been subjected to growing scrutiny of companies' marketing managers. Many marketers have responded to these pressures by reallocating their expenditures from traditional mass marketing to more cost efficient direct marketing.

     Historically, valuable sales and customer data within large corporations was often unusable as it resided in various incompatible systems. Advances in computer technology have reduced the cost and increased the performance capabilities of data collection and manipulation. Through software technology, it is now possible to compile vast data banks using disparate customer record files combined with data collected from mailing lists owned by third parties. With the development of relational and multidimensional databases, marketers can add new categories of data without having to redesign or rebuild their databases, making it possible to manipulate data in order to develop customer profiles based on a number of different attributes. Finally, the development of decision support software has allowed for the utilization of database marketing at the decision maker level in a client/server environment.

     Direct marketing service providers require the technical resources to manage exceptionally large relational and multidimensional databases and the software capabilities to convert vast amounts of data into usable information. These functions must be performed within tight time constraints where processing speed is critical. Many companies choose not to invest in the technological resources necessary to build these capabilities and as a result, choose to outsource database management and list processing services to a proven vendor as a more cost efficient means of accessing the latest technological resources and expertise.

     DATA PROCESSING OUTSOURCING

     Data processing or data center outsourcing includes the provision and management of all or a portion of a client's data processing and information systems functions. In essence, the data processing outsourcing services vendor assumes the client's data center functions and clients continue to retain direct access to their information, although the hardware and software are no longer located on the client's premises. Increasingly, companies are outsourcing their information processing activities as part of an overall effort to focus internal resources on their core competencies while improving operating efficiencies and reducing costs.

     Many companies' data processing departments are burdened with increasing demands for instant access and communication of large amounts of data to multiple locations in real time, requiring high speed processing and telecommunications capabilities. In addition, because computing technology is evolving rapidly, companies are increasingly faced with the decision to either continually invest a significant amount of capital in new technology or to outsource. The increasing demands on data processing departments coupled with the significant ongoing investments required to remain technologically current are key factors in the growing trend towards outsourcing. The advantages to organizations of outsourcing their data processing activities include cost control, improved flexibility, reduced capital investment, higher performance and service levels, improved speed of delivery and capacity on demand.

     The Company believes that the market in which it competes is best defined by the scale of its clients' data processing requirements, not by such clients' revenues. Typically, the scale of these requirements is large but not of a size typically sought by the larger outsourcing service providers such as International Business Machine Corporation's ISSC division, Electronic Data Systems Corporation, Computer Sciences Corporation, Perot Systems, Inc. and SHL Systemhouse, Inc., a subsidiary of MCI Communications Corporation. The Company believes that its data center processing capabilities, while not of a similar scale, are similar to or better than the capabilities of its large competitors in terms of throughput, turnaround capabilities and state-of-the-art equipment utilized.

MAY & SPEH SERVICES AND PRODUCTS

     DIRECT MARKETING SERVICES

     May & Speh provides comprehensive direct marketing information processing services, including database creation, data warehousing, predictive behavioral modeling, list processing and data enhancement. Rather than selling standard products and services to its clients, the Company's approach to this market has been to design and implement creative database solutions around the specific needs of its clients. The principal advantages of customized services include
(i) the ability of the database to expand and adapt to the client's changing business needs, (ii) the ability to have these services developed on a platform of the client's choosing, and (iii) the integration of database services with the list processing services necessary to keep the database current.

     Database Management Services. May & Speh's broad range of database management services begins with the Company's proven approach to database development which includes several planning stages and analytical processes to determine the client's needs. Typically, direct marketing databases originate with the client's own files, both current and historical, which generally include name, address and gender, as well as frequency and value of products purchased.

     May & Speh analyzes all of the client's disparate operational files and determines what data will add value and can be made actionable. Utilizing both proprietary and commercial software, the Company consolidates all of the disparate information and relationships across multiple files and converts the client's raw information into a clean, consolidated format so that relationships can be understood at both the customer and household levels.

     Once the client's customer data is consolidated and the database created, May & Speh enhances the data by utilizing a wide selection of demographic, geographic, census (age, approximate income level, education level and household composition) and lifestyle information for over 100 million individuals and households. May & Speh licenses this information from leading data compilers. The combination of each client's proprietary customer information with these external data files provides a complete profile of a client's customers, enabling the client, through the use of May & Speh's behavior modeling and analysis services, to act on the data. Through the development of a scoring model, the client can segment its database and determine its best customers and prospects in each marketplace. The entire process results in a marketing program that can be targeted to distinct audiences with a high propensity to buy the client's products. These databases typically reside at May & Speh's data center. Because of the dynamic nature and complexity of these databases, May & Speh is routinely asked by its clients as part of their ongoing direct marketing efforts to update the databases with the results of recent marketing programs and to periodically perform the list processing service described below.

     List Processing Services. List processing includes the preparation and generation of comprehensive name and address lists which are used in direct marketing promotions. May & Speh's state-of-the-art data center and large volume processing capabilities allow the Company to meet the direct marketing needs of its clients, processing over seven billion records through its advanced list processing software services in fiscal 1996. May & Speh customizes a list processing solution by utilizing a variety of commercial and proprietary software products, such as Address Conversion and Reformat, Address Standardization and Enhanced Merge/Purge, as well as products which are licensed through the United States Postal Service such as National Change of Address, Delivery Sequence File and Locatable Address Conversion System. Other licensed products are databases used for suppressions such as the Direct Marketing Association's Mail Preference File, the American Correctional Association Prison Suppress File and other files.

     May & Speh's list processing services seek to reduce its clients' mailing costs. For instance, because approximately 15% to 20% of the population moves each year, mailings may be misaddressed or not delivered at all. Through the utilization of May & Speh's Merge/Purge, Address Standardization software, National Change of Address database, Delivery Sequence File and Locatable Address Conversion Database, the Company can eliminate most duplicate names as well as reduce the amount of undeliverable items by an average of six percent.

     Project Quiddity. In fiscal year 1996, development activities progressed for Quiddity, an on-line relational and open database management product designed specifically for marketing professionals. The product's user-friendly format allows non-technical users to easily access and directly work with marketing databases to create more targeted and profitable one-to-one marketing programs. The Quiddity System integrates custom-developed and commercial software that complement the Company's suite of direct marketing services. Key features include open architecture, scalable platforms and an object-oriented application that is work-flow-oriented and intuitive. The official launch of Quiddity is scheduled for fiscal 1997.

     DATA PROCESSING OUTSOURCING

     May & Speh's primary data processing outsourcing service is to manage all or a portion of a client's information processing needs on a cost-effective basis from the Company's data center. After migrating their workload to the Company's data center, clients continue to retain direct access to their information from their remote sites. The Company also provides, to a much lesser extent, applications outsourcing services which include the replacement of a client's in-house technical development staff.

     The primary outsourcing services provided include migration (takeover and turnover) support, on-line and batch processing capacity, technical support, help desk access and support, back-up and recovery, disaster recovery services, operations support, account management, media (tapes, documents, high speed Direct Access Storage Devices subsystems ("DASD"), etc.) management and handling, production control, telecommunications and network management support. These service and support functions are available 24 hours a day, seven days a week.

     Historically, the Company's success in outsourcing has resulted in part from its ability to provide its services with minimal disruption to the client. The Company has established rigorous formal processes to ensure a successful ongoing processing of a client's workload at the Company's data center.

     In July 1996, the Company acquired GIS Information Systems, Inc., a provider of data processing outsourcing services based in Oak Brook, Illinois ("GIS"). The Company acquired GIS from Faneuil Systems, Inc. ("Faneuil"). The acquisition complemented the Company's existing outsourcing services business by expanding the Company's customer base and increasing economies of scale through the addition of 240 MIPS of processing capability.

MARKETING AND SALES

     The Company markets its direct marketing and data processing outsourcing services through separate sales forces. Maintaining a separate sales force for each business allows the Company's sales representatives to concentrate on particular services, technology and customer demands, thereby staying abreast of developments in these areas. Sales representatives are encouraged to identify cross-selling opportunities. In fiscal 1995 the Company restructured its sales force compensation system in order to provide incentives to salespeople to focus on both attracting larger clients and selling the Company's most profitable services.

     Pricing for direct marketing services is dependent upon the complexity of service required. In general, May & Speh establishes a price list for clients detailing the prices for a broad range of service options. These prices are based on the volume of records to be processed and the level of customization required. Additionally, if the level of up-front customization is high, the Company charges a one-time development fee.

     Pricing for data processing outsourcing services is dependent upon the anticipated range of resource consumption. Typically, clients are charged a flat or stepped rate for data processing outsourcing services provided under multi-year contracts. If the processing time, data storage, retrieval requirements and output volume exceed the budgeted amounts, the customer is charged additional amounts. Minimum charges and early termination charges are typically included in contracts.

CLIENTS

     The Company has approximately 180 direct marketing clients, including Fortune 500 companies and other large and medium-sized companies that have significant direct marketing requirements. These clients are primarily in the financial services, consumer products, insurance, and retail industries. The 10 largest direct marketing customers represented approximately 63% of the Company's direct marketing net revenues in fiscal 1996.

     The Company, including GIS, has approximately 145 data processing outsourcing clients. These clients are located primarily in the Midwestern U.S. The 10 largest outsourcing clients represented approximately 50% of the Company's data processing outsourcing services net revenues in fiscal 1996.

     The Company seeks to maintain long-term relationships with its clients and 30 clients have been with the Company for more than five years including Sears, the Company's first client in 1947. In fiscal 1996, Sears accounted for approximately 17.6% of the Company's net revenues. Data processing outsourcing clients typically operate under contracts, usually three years in length. Direct marketing clients typically do not operate under formal contracts, but have traditionally maintained multi-year relationships with May & Speh.

TECHNOLOGICAL RESOURCES AND FACILITIES

     The Company maintains a state-of-the-art data center with 1,329 MIPS of mainframe and UNIX processing power at its Downers Grove, Illinois headquarters and Oak Brook location. The Company's main processor is a Hitachi GX/8624 series mainframe computer capable of executing 408 MIPS. Sharing the same technological engine allows both of the Company's service lines to take advantage of cost sharing and realize economies of scale. The Company utilizes other state-of-the-art data center components, such as robotic tape subsystems, DASD and high-speed laser, LED and impact printers. The Company supports multiple platforms including UNIX and mid-range computer systems.

     The Company maintains a disaster recovery plan with a commercial disaster recovery service to provide alternative data processing sites in the event the Company experiences a natural disaster or other interruption at its data center. The Company conducts recovery exercises several times per year and encourages its clients to join in this process.

     The Company's headquarters building was custom-designed to be a secure data center environment. Building characteristics include 24-hour security protection, television surveillance, fire and motion alarms and a fire protection system backed up by a sprinkler system.

COMPETITION

     The markets in which the Company operates are highly competitive and fragmented, with no single dominant competitor. Although numerous smaller companies compete in the direct marketing and outsourcing markets, the Company regularly competes with companies that have more extensive financial, marketing and other resources than the Company. Many of the Company's competitors have substantially greater assets and thus, may have a greater ability to obtain customer contracts where sizable asset purchases or investments are required.

     In the direct marketing services market, competition is based on the quality and reliability of products and services, technological expertise, historical experience, ability to develop customized solutions for customers, processing capabilities and price. Management believes that the Company competes favorably in this market based upon these competitive factors. The Company's principal competitors include Acxiom Corporation, Database America Companies, Donnelley Marketing Corp., Harte-Hanks Communications, Inc., Metromail and NeoData Services.

     In the data processing outsourcing market, competition is based on the quality and reliability of services, technical expertise, processing capabilities, processing environment and price. Management believes that the Company competes favorably in this market based upon these competitive factors. Although there are many competitors within the data processing outsourcing services marketplace, the Company's principal competitors are Affiliated Computer Services, Inc., Genix Group, Inc., a wholly-owned subsidiary of Affiliated Computer Services, Inc., Lockheed Martin Corporation, PKS Information Services, Inc., Power Computing Company (a division of Philips, N.V.), Western Atlas and other regional outsourcers. In addition, but on a less frequent basis, the Company competes with International Business Machine Corporation's ISSC division, Electronic Data Systems Corporation, Computer Sciences Corporation, Perot Systems, Inc. and SHL Systemhouse, Inc., a subsidiary of MCI Communications Corporation.

INTELLECTUAL PROPERTY RIGHTS

     The Company relies upon its trade secret protection program and non-disclosure safeguards to protect its proprietary technologies. The Company enters into license or other agreements with its clients in the ordinary course of business which contain terms and conditions prohibiting unauthorized reproduction of the Company's products. In addition, the Company generally enters into confidentiality agreements with its employees, clients, potential clients and suppliers with access to sensitive information and limits access to and distribution of its software documentation and other proprietary information. While there can be no assurance that the steps taken by the Company will be adequate to deter misappropriation of its proprietary rights, the Company believes that due to the rapid pace of technological change in the Company's business, legal protections afforded through patent protection for its products are less significant than the knowledge, ability and experience of its employees, the frequency of product enhancements and the timeliness and quality of support.

EMPLOYEES

     As of September 30, 1996, the Company employed 434 persons. None of the Company's employees are represented by a labor union, and the Company believes that its relations with employees are good.

ITEM 2.   PROPERTIES.

     The Company's executive offices and principal operations are located at 1501 Opus Place, Downers Grove, Illinois, in a 105,352 square foot building owned by the Company. The facility is comprised of 67,352 square feet of office space, 25,000 square feet of raised floor facilities which house the Company's data center and 13,000 square feet of tape library. The Company currently leases an additional 127,448 square feet of warehouse and office space in three separate locations in the metropolitan Chicago area with lease terms expiring on various dates through August 2002.

     In 1995, the Company acquired a 10.4 acre land parcel adjacent to the existing headquarters facility and is currently evaluating proposals to expand its facilities onto such parcel. The estimated cost of such expansion as currently proposed is approximately $27 million. The Company is currently anticipating the sale of the completed facility to a third party and entering into a twenty year lease at terms considered favorable to the Company. It is anticipated that the facility will be completed in 1998.

     The Company believes that its existing owned and leased facilities are adequate for its present needs and that the additional facilities proposed for construction will be sufficient to sustain the growth of the Company for the foreseeable future. Notwithstanding, the Company believes that additional space will be available for lease on commercially reasonable terms on an as needed basis.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company are as follows:


Name                                      Age           Position
-----                                     ---           --------

Albert J. Speh, Jr.                       77            Chairman of the Board
Lawrence J. Speh                          47            President and Chief Executive Officer
Terrance C. Cieslak                       50            Executive Vice President and Chief Technology Officer
Robert C. Early                           43            Executive Vice President, Chief Financial Officer and
                                                        Treasurer (Executive Vice President, Corporate
                                                        Development, effective January 15, 1997)
Michael J. Loeffler                       39            Executive Vice President, Direct Marketing Services
Claudia J. Colalillo                      47            Senior Vice President, Organization Development
George E. Bardenheier, Jr.                38            Senior Vice President, Sales - Direct Marketing
                                                        Services
Willard E. Engel, Jr.                     49            Vice President and Chief Accounting Officer
                                                        (Treasurer/Chief Accounting Officer, effective
                                                        January 15, 1997)
Edward N. Fares                           48            Vice President, Information Technology Group
Joseph C. Grossestreuer                   46            Vice President, Sales - Outsourcing Services
Eric M. Loughmiller                       37            Chief Financial Officer (effective January 15, 1997)

          Albert J. Speh, Jr. is Chairman of the Board of Directors of May & Speh. He and Roland May founded the Company in 1947 as a tabulating company for one major customer. Prior to founding the Company, Mr. Speh served in the Armed Forces during World War II. He was later employed by Sears, General Finance, Inc. and Encyclopedia Britannica in the field of data processing. Mr. Speh currently serves on the boards of Fenwick High School and Loyola University (Chicago).

          Lawrence J. Speh has served as a director of the Company since July 1992 and as President and Chief Executive Officer since January 1993. From 1977 until June 1988, Mr. Speh held various senior management positions with the Company including President of Direct Marketing Services, Marketing Director and Treasurer. From June 1988 until July 1992, Mr. Speh owned and operated Gallery Lainzberg, a direct marketing company. Mr. Speh is the son of Albert J. Speh, Jr., the Chairman of the Company.

          Terrance C. Cieslak serves as Executive Vice President and Chief Technology Officer and is responsible for systems management and integration for the Company. Since joining the Company in 1987, Mr. Cieslak has served in a variety of senior management positions including Technical Support Manager, Data Center Manager and Vice President of Services and Solutions.

Prior to joining the Company, Mr. Cieslak worked with Electronic Data Systems Corporation and Official Airline Guide.

     Robert C. Early was appointed Executive Vice President, Chief Financial Officer and Treasurer of May & Speh in October 1995. He served as Director of Corporate Growth for the Company from 1993 through October 1995 and has been a director of the Company since November 1994. Prior to joining the Company, Mr. Early worked as an independent contractor with business advisory firms, including Ridge Capital Corp. and Ridge Advisors, Inc., which provide mergers and acquisitions, capital financing and strategic planning advisory services. From 1990 through 1992 Mr. Early was also Vice Chairman of Consolidated Convenience Systems, Inc., a holding company. Prior to 1990, Mr. Early spent approximately 12 years at Grant Thornton LLP, and was the partner responsible for the Chicago office Capital Markets Group from 1985 through 1990. Mr. Early is a CPA. Effective January 15, 1997 Mr. Early will become Executive Vice President, Corporate Development.

     Michael J. Loeffler serves as Executive Vice President, Direct Marketing Services and is responsible for the direct marketing services group of the Company. Mr. Loeffler joined May & Speh in 1988 as an Account Executive and has also served as Vice President of Sales and Sales Manager. Prior to joining May & Speh, Mr. Loeffler had seven years of experience in the direct marketing industry with UARCO, Inc. and Colorforms Division of Wallace Press.

     Claudia J. Colalillo serves as Senior Vice President, Organization Development and has been responsible for the human resources function of the Company since 1992. Prior to joining May & Speh in 1990, Mr. Colalillo gained over 20 years of experience in the field of Human Resources including positions with Mutual Trust Life Insurance Company and Credit Bureau Services Company. She serves as the Illinois State Director for the Society of Human Resource Management.

     George E. Bardenheier, Jr. has served as Senior Vice President, Sales - Direct Marketing Services since December 1996, and served as Vice President, Sales - Direct Marketing Services from February 1996 until December 1996. From 1985 to February 1996, Mr. Bardenheier was employed by Metromail Corporation, a consumer information provider, where he served as Vice President, Strategic Planning from January 1995 to February 1996, and as Vice President - National Sales Manager from January 1992 to December 1995.

      Willard J. Engel, Jr. has served May & Speh as Vice President and Chief Accounting Officer since 1986 and in other financial and accounting capacities since 1972. Effective January 15, 1997, Mr. Engel will become Treasurer/Chief Accounting Officer.

     Edward N. Fares has served as Vice President, Information Technology Group since June 1995. He is responsible for data center operations. Prior to joining May & Speh, he was the Chief Operating Officer at the United States headquarters of Rolfe & Nolan USA Incorporated, a global software vendor, and Chief Information Officer of First Options of Chicago, a futures trading firm.

     Joseph C. Grossestreuer has served as Vice President, Sales-Outsourcing Services since March 1995 and in that capacity is responsible for the sale and marketing of the Company's data processing outsourcing group. Prior to joining May & Speh, Mr. Grossestreuer was a Senior Vice President at SHL Systemhouse, Inc., an outsourcing organization, from 1992 to March 1995, and an Associate Partner - Deal Services with Andersen Consulting from 1974 to 1992.

     Eric M. Loughmiller will serve as Chief Financial Officer effective January 15, 1997. Prior to joining May & Speh, Mr. Loughmiller was an audit partner at Price Waterhouse LLP where he had spent over 15 years in that firm's Accounting and Business Advisory Services practice.

    Officers are chosen and serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "SPEH" since March 26, 1996, the date of the Company's initial public offering. The table below sets forth for the calendar period indicated the range of high and low sales prices for the Common Stock as reported by The Nasdaq Stock Market.

                 Period of 1996              High       Low
                 --------------             -----      -----
                 March 26 to March 31      12         10 15/16
                 April 1 to June 30        16  1/2    10 7/8
                 July 1 to September 30    21  1/2    13 3/4

     As of December 20, 1996, there were 128 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company currently intends to retain its earnings for future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The Company's credit agreements prohibit the Company from paying dividends and making other distributions on its Common Stock without the consent of its lenders. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

     On September 28, 1995, the Company paid a cash dividend to all stockholders of the Company, including the Company-sponsored ESOP. The aggregate dividend payment was $2.5 million of which $1.2 million was paid to the ESOP and is deductible by the Company for federal income tax purposes. The principal purpose of such dividend was to permit the ESOP to prepay without penalty a portion of its outstanding loan balance.

RECENT SALES OF UNREGISTERED SECURITIES

     In connection with the acquisition of GIS, the Company delivered to Faneuil a warrant to purchase 180,000 shares of the Company's Common Stock at an exercise price of $16.51 per share. The warrant may be exercised at any time on or prior to July 18, 2001. The warrant was issued in reliance on the private offering exemption set forth in Section 4(2) of the Securities Act of 1933 and on analogous provisions contained in state securities laws on the basis that it was issued under circumstances not involving a public offering.

     On March 25, 1996, the Company issued 216,497 shares of Common Stock in connection with the exercise of stock options by certain officers of the Company. The aggregate exercise price for such options was approximately $451,070. The shares were issued in reliance on the exemption set forth in Rule 701 under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data of the Company for the five fiscal years ended September 30, 1996. The selected financial data have been derived from the Company's audited financial statements. This financial data should be read in conjunction with "Management's Discussions and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto.


                                                FISCAL YEARS ENDED SEPTEMBER 30,
                                        ------------------------------------------------
                                        1992      1993      1994     1995/1/    1996
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:

Net revenues........................... $32,231   $41,792   $51,667   $61,641   $77,223
Operating expenses:
  Wages and benefits...................  11,620    14,709    18,624    20,984    23,950
  Services and supplies................   2,168     3,240     3,650     4,160     6,839
  Rents, leases and maintenance........   8,333     9,848    11,156    13,878    18,064
  Depreciation and amortization........     791       740       912     1,230     2,156
  Other operating expenses.............   2,832     3,667     4,034     5,106     6,813
  ESOP principal payments/2/...........   1,962     2,109     2,267     2,411     2,376
                                        -------   -------   -------   -------   -------
    Total operating expenses...........  27,706    34,313    40,643    47,769    60,198
                                        -------   -------   -------   -------   -------
Operating income.......................   4,525     7,479    11,024    13,872    17,025
ESOP interest..........................   1,407     1,208     1,022       864       611
Other (income) expense, net............     502       662       474       482       (84)
                                        -------   -------   -------   -------   -------
Income before income taxes.............   2,616     5,609     9,528    12,526    16,498
Income taxes...........................     964     2,203     3,690     4,665     6,274
                                        -------   -------   -------   -------   -------
Net income............................. $ 1,652   $ 3,406   $ 5,838   $ 7,861   $10,224
                                        =======   =======   =======   =======   =======
Net income per share................... $  0.07   $  0.15   $  0.26   $  0.39   $  0.42
Weighted average shares and common
  equivalent shares outstanding........  23,417    23,406    22,375    20,415    24,429
OPERATING AND OTHER DATA:
Operating margin/3/....................    14.0%     17.9%     21.3%     22.5%     22.0%
Number of employees
  at end of period.....................     218       272       306       331       434
Processing capacity (MIPS)
  at end of period.....................      88       168       198       500     1,329

-------------------
  /1/ In fiscal 1995, the Company paid a special dividend of $2.5 million. See "Market for Registrant's Common Equity and Related Stockholder Matters -- Dividend Policy."

  /2/ Represents annual tax deductible contributions to the Company's ESOP which are used to service principal payments on the related ESOP loan.

  /3/ Operating margin represents operating income expressed as a percentage of net revenues.

                                                         SEPTEMBER 30,
                                       ------------------------------------------------
                                         1992      1993      1994     1995       1996
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and marketable securities......... $ 5,243   $ 4,881   $ 4,459   $ 8,602   $ 30,732
Working capital........................   7,831    10,840    12,091    16,519     46,149
Total assets...........................  25,256    29,971    33,978    46,804    115,218
Current maturities of long-term debt...   2,559     2,724     3,035     3,359      5,330
Long-term debt.........................  20,043    17,697    15,051    16,860     22,251
Total stockholders' equity (deficit)...  (1,492)    3,989     8,701    17,644     75,731

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     May & Speh was co-founded in 1947 to provide data processing outsourcing services. In the early 1980's, the Company began to provide direct marketing services. In 1992, recognizing the rapidly growing direct marketing industry, the Company implemented a strategic plan to increase its focus on clients with direct marketing requirements. Other key elements of the plan were to strengthen management, expand significantly the marketing and sales infrastructure, decentralize decision making and increase the Company's focus on high volume clients in selected industries.

     Since implementing the strategic plan, May & Speh has experienced strong growth in revenues and earnings per share and expansion of its operating margins. For the five fiscal years ended September 30, 1996, the Company's net revenues grew from $32.2 million to $77.2 million and earnings per share increased from $0.07 to $0.42. During this period, operating margins increased from 14.0% to 22.0%, reflecting achievement of certain economies of scale. The Company has invested in human resources, facilities and technology at rates consistent with growth in revenues over this period. The number of employees has increased from 218 at September 30, 1992 to 434 at September 30, 1996, reflecting the addition of new sales and marketing, technical and administrative personnel to support the Company's emphasis on direct marketing services and overall growth. In addition, the Company's ESOP principal payments, which have remained relatively constant in dollar terms, have declined as a percentage of net revenues to 3.1% for fiscal 1996 from 6.1% in fiscal 1992.

     Direct marketing services provided by May & Speh include database creation, data warehousing, predictive behavioral modeling, list processing and data enhancement. Revenues from the Company's existing direct marketing clients are typically recurring in nature, though such services are not provided under long-term contracts. Data processing outsourcing services are typically performed under multi-year contracts.

     In fiscal 1996, approximately 73.0% of the Company's net revenues were from direct marketing services and 27.0% were from data processing outsourcing services. May & Speh's direct marketing and data processing outsourcing services are complementary and leverage the Company's investment in its state-of-the-art data facility. Investments required to provide services for new clients are typically spread across multiple contracts. This approach reduces the Company's investment risk and allows for economies of scale.

     The Company regularly evaluates whether to lease or buy its computer equipment. An environment of rapidly changing technology and cost efficient financing arrangements has resulted in the Company leasing substantially all of its computer equipment under three to ten year leases. Generally, the Company's leases with terms in excess of five years are classified as capital leases.

     As of September 30, 1996, the Company had approximately 325 clients. The Company's 20 largest clients accounted for approximately 63.6% of the Company's net revenues in fiscal 1996. Sears represented 17.6% of fiscal 1996 net revenues. The Company's net revenues for fiscal 1996 were concentrated in the following industries:

                                            1996
                                            ----
Direct Marketing:
   Financial and banking                     27%
   Retail                                    19
   Consumer goods                             9
   Insurance                                  6
   Agency                                     5
   Telecommunications                         3
   High technology                            3
   Other                                      1
Outsourcing (not industry specific)          27

     In October 1988, the Company established an employee stock ownership plan to facilitate employee ownership of the Company. At that time, the ESOP acquired 43.1% of the Company's Common Stock from certain shareholders and incurred a loan obligation of $22.5 million. As a result of the Company's initial public offering, as of September 30, 1996 the ESOP owned 33.6% of the Company's outstanding Common Stock. The loan obligation is being repaid by the Company through annual tax deductible contributions and as of September 30, 1996, the loan obligation was $5.3 million. ESOP contributions are reflected in the Company's consolidated statements of operations as "ESOP principal payments" as an operating expense and as interest expense.

RESULTS OF OPERATIONS

     The following table sets forth, for the period indicated, certain items derived from the Company's statement of operations as a percentage of revenues:

                                                   FISCAL YEAR
                                              --------------------
                                               1994    1995   1996
Net revenues:
      Direct marketing services.............    76.3%   78.6%  73.0%
      Data processing outsourcing services..    23.7    21.4   27.0
                                               -----   -----  -----
                                               100.0%  100.0% 100.0%
                                               =====   =====  =====

Operating expenses:
      Wages and benefits....................    36.0    34.1   31.0
      Services and supplies.................     7.1     6.7    8.9
      Rents, leases and maintenance.........    21.6    22.5   23.4
      Depreciation and amortization.........     1.8     2.0    2.8
      Other operating expenses..............     7.8     8.3    8.8
      ESOP principal payments...............     4.4     3.9    3.1
                                               -----   -----   ----

Total operating expenses....................    78.7    77.5   78.0
                                               -----   -----   ----

Operating income............................    21.3    22.5   22.0
Interest and other expenses.................    (2.9)   (2.2)  (0.7)
                                               -----   -----   ----

Income before income taxes..................    18.4    20.3   21.3
Income taxes................................    (7.1)   (7.6)  (8.1)
                                               -----   -----   ----
Net income..................................    11.3%   12.7%  13.2%
                                               =====   =====   ====

FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995

     In fiscal year 1996, net revenues increased to $77.2 million from $61.6 million in fiscal year 1995, an increase of $15.6 million or 25%. Of the increase, $12.6 million was attributable to services provided to new clients and the remainder was attributable to increased demand for services by existing clients. The Company's direct marketing services revenues increased to $56.4 for fiscal year 1996 versus $48.4 million for fiscal year 1995, an increase of 16%. Of this increase, $1.7 million is attributable to the establishment of the Company's CSM Division. The Company's data processing outsourcing services revenues increased to $20.8 million for fiscal year 1996 versus $13.2 million for fiscal year 1995, an increase of 58%. Of this increase, $3.4 million is attributable to revenues from GIS. GIS was acquired effective July 1, 1996, and sales reflect the period from July 1, 1996 through September 30, 1996.

     Wages and benefits increased to $24.0 million for fiscal year ended 1996 from $21.0 million for fiscal year ended 1995, an increase of 14%. The increased expenses reflect the net addition of 103 employees as a result of the Company's continued expansion of business volume and strengthening of its infrastructure. It also reflects the addition of GIS' staff of 48 employees during the fiscal fourth quarter.

     Services and supplies expenses increased to $6.8 million for fiscal year 1996 from $4.2 million for the fiscal year 1995, an increase of 64%. Services and supplies generally consist of outsourced data entry services, general supplies, contract labor and costs related to the use of outside consultants. This increase resulted principally from outsourcing of technical support and data entry services and the use of outside consultants to improve productivity and to re-engineer certain work flow processes.

     Rent, leases and maintenance increased to $18.1 million for fiscal year 1996 from $13.9 million for fiscal year 1995, an increase of 30%. The increase was primarily due to leasing computers, computer peripheral hardware, additional software, and additional facility rent to house the Company's print operation and new employees. A portion of this increase was due to the acquisition of GIS and its existing computer, computer peripheral hardware, software and facility leases.

     Depreciation and amortization expenses increased to $2.2 million for fiscal year 1996 from $1.2 million for fiscal year 1995, an increase of 75%. The increase was primarily attributable to continued investment in technology including the upgrade of the Company's mainframe computer and the conversion of the lease for the mainframe from an operational lease to a capital lease. Management expects amortization expense to increase in fiscal 1997 over fiscal 1996 as a result of the acquisition of GIS, which resulted in approximately $17 million of goodwill being recorded by the Company. See "Liquidity and Capital Resources."

     Other operating expenses increased to $6.8 million for fiscal year 1996 from $5.1 million for fiscal year 1995, an increase of 33%. The increase was primarily attributable to variable costs relating to several customer contracts.

     Research and development costs representing primarily wages and benefits for information technology staff increased to $2.5 million for the fiscal year 1996 from $1.9 million for the fiscal year 1995, an increase of 34%. The Company's research and development expenses relate primarily to new product development activities.

     Income taxes increased to $6.3 million for the fiscal year 1996 from $4.7 million for the fiscal year 1995. The Company's effective tax rate was 38% for fiscal year 1996 and 37% for fiscal year 1995.

FISCAL YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1994

     Net revenues increased to $61.6 million for fiscal 1995 from $51.7 million for fiscal 1994, an increase of $9.9 million or 19.1%. Of the increase, $6.2 million was attributable to services provided to new clients and the remainder was attributable to increased demand for services by existing clients. The Company's direct marketing services revenues increased to $48.4 million for fiscal 1995 from $39.4 million for fiscal 1994, an increase of 22.8%. The Company's data processing outsourcing services revenues increased to $13.2 million for fiscal 1995 from $12.3 million for fiscal 1994, an increase of 7.3%.

     Wages and benefits expenses increased to $21.0 million for fiscal 1995 from $18.6 million for fiscal 1994, an increase of 12.9%. The increased expenses reflects the net addition of 25 employees primarily in direct marketing services as a result of the Company's continued expansion of business volume and strengthening of its infrastructure.

     Services and supplies expenses increased to $4.2 million for fiscal 1995 from $3.7 million for fiscal 1994, an increase of 13.5%. The increase was attributable to costs for outside consultants to supplement staffing, which increased to $0.5 million for fiscal 1995 from $0.3 million for fiscal 1994, and for re-engineering and productivity improvement studies performed by outside consultants in fiscal 1995, which resulted in an increase of approximately $0.5 million. These increases were offset by a reduction in subcontracted labor and other costs to $1.2 million for fiscal 1995 from $1.4 million for fiscal 1994.

     Rents, leases and maintenance expenses increased to $13.9 million for fiscal 1995 from $11.2 million for fiscal 1994, an increase of 24.1%. The increase was primarily due to leasing of computers and computer peripheral hardware to meet with increased demand for the Company's services and the resulting overall growth of the Company's infrastructure.

     Depreciation and amortization expenses increased to $1.2 million for fiscal 1995 from $0.9 million for fiscal 1994, an increase of 33.3%. The increase was primarily attributable to continued investment in personal computers to improve productivity.

     Other operating expenses increased to $5.1 million for fiscal 1995 from $4.0 million for fiscal 1994, an increase of 27.5%, primarily due to increased telecommunication expenses.

     Research and development costs representing primarily wages and benefits for information technology staff remained relatively constant at $1.9 million for fiscal 1995 and fiscal 1994. The Company's research and development activities relate primarily to new product development activities prior to establishing technological feasibility.

     Income taxes increased to $4.7 million for fiscal 1995 from $3.7 million for fiscal 1994, an increase of 27.0%. The Company's effective income tax rate was approximately 37% for fiscal 1995 and approximately 39% for fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased to $46.1 million as of September 30, 1996 from $16.5 million as of September 30, 1995. This increase resulted principally from the Company's initial public offering in March 1996 (including the exercise of an underwriter's over-allotment option in April 1996), resulting in net proceeds of approximately $43.0 million to the Company. The Company's investment policy is to invest in marketable, investment-grade debt instruments of the U.S. Government or tax-free municipal bonds. The Company 's investments typically have maturities of three years or less. The Company historically limits its concentration of investments in individual municipalities to $500,000 or less. These tax-free municipal bonds are backed by U.S. Treasuries or insured by a major municipal insurer (principal and interest). As of September 30, 1996, the Company's net accounts receivable were $21.0 million, an increase of 36% over the previous fiscal year end. This increase reflects new GIS accounts receivable pursuant to the acquisition effective July 1, 1996, plus additional business completed and billed during August and September 1996.

     The Company has available a $2.0 million revolving credit facility. There are no outstanding borrowings under this credit facility. Borrowings under a $12.0 million real estate loan are being repaid over a ten year period with interest at 8.5%. Maximum borrowings during the 12 months ended September 30, 1996 under these credit facilities were $11.2 million. The Company entered into a loan at the time of the formation of the Company's Employee Stock Ownership Plan, which currently has an outstanding balance of $5.3 million. Borrowings under this ESOP loan are being repaid through December 31, 1998 with interest at 9.3% on the fixed rate portion of the loan ($4.3 million at September 30, 1996) and at 80% of the lender's prime rate for the floating rate portion of the loan ($1.0 million at September 30, 1996) currently 6.6%.

     Effective June 16, 1996, the Company entered into a capital lease arrangement in connection with its upgrade of certain mainframe computer equipment utilized in its data center facility. An initial down payment of $1.3 million was paid on June 16, 1996. The remaining balance of approximately $10 million will be paid in 63 monthly installments starting July 1996 through September 2001.

     Effective July 1, 1996, the Company purchased all of the outstanding capital stock of GIS for $16,148,000 in cash, guaranteed deferred payments totaling $1,000,000, common stock warrants to purchase 180,000 shares of the Company's Common Stock at $16.51 per share and certain contingent payments. The Company has recorded $16,969,841 of goodwill that will be amortized over a 40 year period using the straight-line method for financial reporting purposes.

Item 8.  Financial Statements and Supplementary Data.

                               MAY & SPEH, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                       SEPTEMBER 30,
                                                                                ---------------------------
                                                                                    1995          1996
ASSETS
Current assets:
  Cash and cash equivalents                                                     $ 6,713,581   $ 10,397,858
  Marketable securities                                                           1,888,670     20,334,278
  Accounts receivable, net                                                       15,393,701     21,003,095
  Income taxes refundable                                                         1,220,616      3,550,617
  Prepaid software royalties and other current assets                             2,326,476      3,918,192
  Deferred income taxes                                                             359,000        726,000
                                                                                -----------   ------------
    Total current assets                                                         27,902,044     59,930,040
Property, plant and equipment, net                                               16,975,813     32,289,746
Goodwill                                                                                  -     16,863,811
Other assets                                                                      1,926,199      6,134,473
                                                                                -----------   ------------
    Total assets                                                                $46,804,056   $115,218,070
                                                                                ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                          $ 3,359,295   $  5,329,670
  Accounts payable                                                                3,735,579      3,713,421
  Accrued wages and benefits                                                      2,687,268      3,006,991
  Other accrued expenses                                                          1,601,339      1,730,938
                                                                                -----------   ------------
    Total current liabilities                                                    11,383,481     13,781,020
Long-term debt                                                                   16,860,312     22,250,802
Deferred income taxes                                                               916,000      3,455,000
                                                                                -----------   ------------
    Total liabilities                                                            29,159,793     39,486,822
                                                                                -----------   ------------
Commitments and contingencies (Note 7)
                                                                                -----------   ------------
Stockholders' equity (Note 8):
  Preferred stock, no par value, 500,000 shares authorized; no shares issued              -              -
  Common stock, $.01 par value, 30,000,000 shares authorized;
   20,362,657 shares and 24,934,154 shares issued and
   outstanding at September 30, 1995 and 1996                                       203,627        249,342
  Additional paid-in capital                                                      1,525,927     46,967,691
  Retained earnings                                                              23,636,456     33,860,039
                                                                                -----------   ------------
                                                                                 25,366,010     81,077,072
  Unearned ESOP compensation                                                     (7,721,747)    (5,345,824)
                                                                                -----------   ------------
    Total stockholders' equity                                                   17,644,263     75,731,248
                                                                                -----------   ------------
                                                                                $46,804,056   $115,218,070
                                                                                ===========   ============


  The accompanying notes are an integral part of these financial statements.

                                MAY & SPEH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                            FOR THE YEARS ENDED SEPTEMBER 30,
                                          -------------------------------------
                                             1994         1995         1996
Net revenues                              $51,667,448  $61,641,273  $77,222,960
                                          -----------  -----------  -----------
Operating expenses:
  Wages and benefits                       18,623,710   20,983,636   23,950,392
  Services and supplies                     3,649,802    4,160,441    6,839,200
  Rents, leases and maintenance            11,156,475   13,878,290   18,064,271
  Depreciation and amortization               911,990    1,230,066    2,155,481
  Other operating expenses                  4,033,724    5,106,579    6,812,536
  ESOP principal payments                   2,267,488    2,410,539    2,375,923
                                          -----------  -----------  -----------
                                           40,643,189   47,769,551   60,197,803
                                          -----------  -----------  -----------
Operating income                           11,024,259   13,871,722   17,025,157
                                          -----------  -----------  -----------
Interest and other expense (income):
  ESOP interest expense                     1,022,485      863,809      611,552
  Other interest expense                      670,665      678,843    1,231,263
  Interest income                            (213,507)    (206,594)  (1,147,345)
  Other, net                                   17,000       10,118     (167,896)
                                          -----------  -----------  -----------
                                            1,496,643    1,346,176      527,574
                                          -----------  -----------  -----------
Income before income taxes                  9,527,616   12,525,546   16,497,583
Income taxes                                3,690,000    4,665,000    6,274,000
                                          -----------  -----------  -----------
Net income                                $ 5,837,616  $ 7,860,546  $10,223,583
                                          ===========  ===========  ===========

Earnings per common share and common
 equivalent shares outstanding                  $0.26        $0.39        $0.42

Weighted average shares and common
 equivalent shares outstanding              22,374,754  20,414,947   24,428,746

  The accompanying notes are an integral part of these financial statements.

                               MAY & SPEH, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               COMMON STOCK       ADDITIONAL     COMMON
                                          ----------------------    PAID-IN       STOCK         RETAINED
                                            SHARES      AMOUNT      CAPITAL    COMPENSATION     EARNINGS       TOTAL
BALANCE--OCTOBER 1, 1993                  22,915,573   $229,156   $ 1,525,927  $(13,630,365)  $15,864,222   $ 3,988,940
 Net income for the year ended
  September 30, 1994                                                                            5,837,616     5,837,616
 ESOP compensation earned during the
  year ended September 30, 1994                                                   2,267,488                   2,267,488
 Repurchases and retirements of
  common stock                            (2,449,836)   (24,498)                               (3,368,256)   (3,392,754)
                                          ----------   --------     ---------     ---------    -----------   -----------

BALANCE--SEPTEMBER 30, 1994               20,465,737    204,658     1,525,927   (11,362,877)   18,333,582     8,701,290
  Net income for the year ended
   September 30, 1995                                                                           7,860,546     7,860,546
  ESOP compensation earned during the
   year ended September 30, 1995                                                  2,410,539                   2,410,539
  Dividends declared and paid                                                     1,230,591    (2,545,332)   (1,314,741)
  Tax benefit of dividends paid on
   unallocated shares held by the ESOP                                                            247,000       247,000
  Repurchases and retirement of common
   stock                                    (103,080)    (1,031)                                 (259,340)     (260,371)
                                           ----------   --------   -----------  ------------   -----------   -----------
BALANCE--SEPTEMBER 30, 1995               20,362,657    203,627     1,525,927    (7,721,747)   23,636,456    17,644,263
  Net income for the year ended
   September 30, 1996                                                                          10,223,583    10,223,583
  ESOP compensation earned during the
   year ended September 30, 1996                                                  2,375,923                   2,375,923
  Issuance of common stock warrants                                 1,300,000                                 1,300,000
  Issuance of common stock                 4,355,000     43,550    43,005,144                                43,048,694
  Exercise of stock options                  216,497      2,165     1,136,620                                 1,138,785
                                          ----------    -------   -----------  ------------   -----------   -----------
BALANCE--SEPTEMBER 30, 1996               24,934,154   $249,342   $46,967,691  $ (5,345,824)  $33,860,039   $75,731,248
                                          ==========   ========   ===========  ============   ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                               MAY & SPEH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              FOR THE YEARS ENDED SEPTEMBER 30,
                                          ------------------------------------------
                                              1994          1995           1996
                                          ------------  -------------  -------------
Cash flows from operating activities:
  Net income                              $ 5,837,616   $  7,860,546   $ 10,223,583
  Adjustments to reconcile net income
   to net cash provided
   by operating activities:
    Depreciation and amortization             911,990      1,230,066      2,155,481
    Deferred income taxes                     115,000        492,000      2,172,000
    ESOP principal payments                 2,267,488      2,410,539      2,375,923
    Changes in assets and liabilities,
    net of effect from purchase of GIS
    Information Systems, Inc.:
      Accounts receivable, net             (2,544,856)      (879,246)    (3,130,272)
      Prepaid expenses and other current
       assets                                (728,679)      (196,743)    (1,312,277)
      Income taxes payable/refundable        (321,876)      (599,526)    (2,330,001)
      Accounts payable and accrued
       expenses                               508,088      2,558,198     (1,672,404)
      Other                                   309,941        553,996       (125,673)
                                          -----------   ------------   ------------
        Net cash provided by operating      6,354,712     13,429,830      8,356,360
         activities                       -----------   ------------   ------------

Cash flows from investing activities:
  Purchases of property and equipment      (1,528,391)    (6,918,157)    (5,189,216)
  Purchases of marketable securities       (2,185,551)      (647,530)   (31,365,521)
  Sales of marketable securities            2,857,266      1,575,166     12,919,913
  Software development costs capitalized            -     (1,227,969)    (3,990,359)
  Payment for covenant not to compete        (800,000)             -              -
  Acquisition of GIS Information                    -              -    (16,148,513)
   Systems, Inc.
  Other                                       339,357       (106,114)       (74,000)
                                          -----------   ------------   ------------
        Net cash used in investing
         activities                        (1,317,319)    (7,324,604)   (43,847,696)
                                          -----------   ------------   ------------
Cash flows from financing activities:
  Capital lease principal payments                  -              -     (1,851,062)
  Proceeds from (repayment of) line of      1,250,000     (1,250,000)             -
   credit
  Proceeds of long-term obligations                 -     12,000,000              -
  Repayments of long-term obligations      (2,953,484)   (10,266,987)    (3,161,105)
  Dividends paid, net of related ESOP
   remittance                                       -     (1,314,741)             -
  Issuance of common stock                          -              -     43,048,995
  Exercise of stock options                         -              -      1,138,785
  Repurchases of common stock              (2,997,072)      (202,478)             -
                                          -----------   ------------   ------------
        Net cash provided by (used in)
         financing activities              (4,700,556)    (1,034,206)    39,175,613
                                          -----------   ------------   ------------
        Net increase in cash and cash
         equivalents                          336,837      5,071,020      3,684,277

Cash and cash equivalents:
  Beginning of period                       1,305,724      1,642,561      6,713,581
                                          -----------   ------------   ------------
  End of period                           $ 1,642,561   $  6,713,581   $ 10,397,858
                                          ===========   ============   ============

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                              $ 1,844,000   $  1,665,000   $  1,843,000
                                          ===========   ============   ============
    Income taxes                          $ 3,897,000   $  5,155,000   $  5,770,773
                                          ===========   ============   ============

  Non-cash financing/investing
   activities:
    Acquisition of equipment under
     capital leases                       $         -   $    342,000   $ 11,373,000
                                          ===========   ============   ============

  The accompanying notes are an integral part of these financial statements.

                               MAY & SPEH, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1--NATURE OF OPERATIONS AND
SIGNIFICANT ACCOUNTING POLICIES

May & Speh, Inc. ("May & Speh" or the "Company") is a provider of computer-based information management services primarily for clients in the United States with significant direct marketing requirements. The Company provides direct marketing services including database creation, data warehousing, predictive behavioral modeling, list processing and data enhancement. The Company also provides data processing outsourcing services to customers in the United States. The percentage of the Company's revenues from direct marketing services ranges from 70% to 80% and are derived primarily from the financial services, retail and consumer goods industries.

In December 1995, the Company effected a 12-for-one stock split. The accompanying financial statements and related notes thereto have been restated to reflect the 12-for-one stock split for all periods presented.

Principles of consolidation

The consolidated financial statements include the accounts and transactions of GIS Information Systems, Inc. for the period July 1, 1996 through September 30, 1996. All material intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents

The Company considers highly liquid investments with an original maturity of 90 days or less as cash equivalents.

Revenue recognition

Revenue is recognized as services are performed. Direct marketing services revenues are generally determined based upon the number of records processed and are recognized as such processes are completed. Data processing outsourcing services revenues are recognized based upon the amount of computer time used. Unbilled accounts receivable consist primarily of services performed which are billable upon project completion or upon occurrence of other specified events. Unbilled accounts receivable are generally billed within 90 days of income recognition. Accounts receivable are unsecured.

Marketable securities

Investments are stated at cost, which approximates fair market value; gains and losses are recognized in the period realized. The Company has classified its marketable securities as available for sale.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Betterments are capitalized; repairs and maintenance are expensed as incurred. Depreciation is computed using straight-line and accelerated methods over the estimated economic lives of the related assets as follows:

Computers and related equipment       5 to 10 years
Building and improvements          10 to 31.5 years
Office furniture and equipment             12 years
Automobiles                                 5 years

Capitalized software costs

Development costs for software to be sold or leased to third parties is expensed as incurred until such time as technological feasibility is established. Upon establishment of technological feasibility, future costs are capitalized until the product is available for general release to customers. Amortization of capitalized software costs is the amount computed using (a) the ratio that current gross revenues for a product bears to the total current and future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product of five to seven years. It is reasonably possible that those estimates of anticipated future gross revenues or the remaining estimated economic life of the product could be reduced in the future. In addition, software costs are generally subject to technological obsolescence in the future.

Research and development costs

The Company expenses research and development costs incurred until technological feasibility is established. For the years ended September 30, 1994, 1995 and 1996, the Company expensed $1,907,093, $1,860,055 and $2,486,247, respectively, as research and development costs. Research and development costs are primarily wages and benefits for staff and are reflected as such in the accompanying financial statements.

Income taxes

The Company uses the asset and liability approach under which deferred income taxes are recognized for temporary differences between the financial reporting and income tax bases of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Employee stock ownership plan

Effective October 1, 1988, the Company established the May & Speh, Inc. Employee Stock Ownership Plan (the ESOP) for the benefit of substantially all of the Company's employees. The Company borrowed $22,500,000 from a bank (the ESOP
Loan) and loaned the proceeds to the ESOP for the purpose of providing the ESOP sufficient funds to purchase 9,887,340 shares (43.11%) of the Company's common stock at $2.28 per share.

                               MAY & SPEH, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1--NATURE OF OPERATIONS AND
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The ESOP's obligation to the Company, which is evidenced by a note (the ESOP
Note), was initially recorded as unearned compensation (a direct reduction to shareholders' equity) and is expensed ratably as the ESOP Note is repaid. The ESOP Note, which contains provisions substantially similar to the Company's obligation to the bank, is secured by the unallocated ESOP shares which are released from suspense and allocated to participants as principal is repaid. The terms of the ESOP agreement require the Company to make minimum contributions sufficient to meet the ESOP's debt service obligations.

Goodwill

Effective July 1, 1996, the Company acquired all of the outstanding capital stock of GIS Information Systems, Inc. ("GIS") for $16,148,000 in cash, guaranteed deferred payments totaling $1,000,000, common stock warrants to purchase 180,000 shares of the Company's common stock at $16.51 per share and certain contingent payments. GIS is a provider of data processing outsourcing services based in Oak Brook, Illinois. In connection with the acquistion, the Company recorded goodwill totalling $16,969,841. Accumulated amortization at September 30, 1996 totalled $106,030. Goodwill is amortized using the straight line method over a 40-year period for financial reporting purposes.

The Company reviews the carrying value of goodwill and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This review is performed by comparing estimated undiscounted future cash flows from use of the asset to the recorded value of the asset.

Other assets

Other assets includes cash surrender value of life insurance policies and capitalized software costs. Capitalized software costs are $1,228,000 and $5,218,000 as of September 30, 1995 and 1996, repectively. No amortization expense was recognized during the year ended September 30, 1995 and 1996. Amortization of such costs will commence when the product is available for general release to customers.

Significant customers

Sears, Roebuck and Co. accounted for 13.3%, 17.1% and 17.6% of the Company's revenues in fiscal 1994, 1995 and 1996, respectively. Capital One Bank accounted for 10.6% of the Company's revenues in fiscal 1995.

Per share information

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during periods, computed using the treasury stock method for stock options in accordance with Staff Accounting Bulletin No. 83 of the Securities and Exchange Commission.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

The carrying amount reported in the consolidated balance sheets for cash, marketable securities, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The recorded value of long-term debt is estimated to approximate fair value due to the interest rates incurred by the Company on such debt.

New accounting pronouncements

The FASB issued FAS No. 123, "Accounting for Stock-Based Compensation," which establishes an alternative to current accounting for compensation associated with stock issued to employees. Management does not intend to adopt the methods for measuring compensation related to stock options allowed by FAS No. 123. Accordingly, this accounting pronouncement will not impact the Company's financial statements.

NOTE 2--MARKETABLE SECURITIES

The Company's marketable securities as of September 30, 1996 are summarized as follows:


     Class of                Cost Basis    Fair Value   Unrealized
                                                           Gain
     --------                -----------   -----------  ----------

Municipal bonds              $18,740,278   $18,873,348    $133,070
Equities and mutual funds      1,594,000     1,594,000           -
                             -----------   -----------    --------
                             $20,334,278   $20,467,348    $133,070
                             ===========   ===========    ========

  The Company determines the cost basis of its marketable securities using the specific identification method. The net unrealized gain relating to marketable securities is not significant and has not been reflected in the accompanying financial statements. The Company's investments in municipal bonds generally mature in 1 to 3 years.

NOTE 3--ACCOUNTS RECEIVABLE

  Accounts receivable at September 30 are summarized as follows:

                                             1995          1996
Trade accounts receivable:
  Billed                                 $14,171,008   $19,289,683
  Unbilled                                 1,572,693     2,066,412
                                         -----------   -----------
                                          15,743,701    21,356,095

Less--Allowance for doubtful accounts       (350,000)     (353,000)
                                         -----------   -----------

                                         $15,393,701   $21,003,095
                                         ===========   ===========


                               MAY & SPEH, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 4--PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at September 30 are summarized as follows:


                                          1995          1996
                                      ------------  ------------
Building and improvements             $ 9,333,244   $11,297,039
Computers and related equipment         5,956,194    20,584,392
Office furniture and equipment          2,674,662     3,361,864
Automobiles                               185,529       190,452
                                      -----------   -----------
                                       18,149,629    35,433,747
Less--Accumulated depreciation         (7,196,816)   (9,347,242)
                                      -----------   -----------
                                       10,952,813    26,086,505
Land                                    6,023,000     6,203,241
                                      -----------   -----------
                                      $16,975,813   $32,289,746
                                      ===========   ===========

Assets under capital lease are included in computers and related equipment. These assets have a cost basis of $343,000 and $11,716,000 and accumulated amortization of $29,000 and $362,000 at September 30, 1995 and 1996, respectively. The amortization of these capitalized assets is included in depreciation expense for the years ended September 30, 1995 and 1996.


NOTE 5--INCOME TAXES

     The Company's provision for income taxes for the years ended September 30 is summarized as follows:

                1994        1995        1996
             ----------  ----------  ----------
Current:
  Federal    $2,895,000  $3,359,000  $3,125,000
  State         680,000     814,000     762,000
             ----------  ----------  ----------
              3,575,000   4,173,000   3,887,000
             ----------  ----------  ----------
Deferred:
  Federal        93,000     399,000   2,081,000
  State          22,000      93,000     306,000
             ----------  ----------  ----------
                115,000     492,000   2,387,000
             ----------  ----------  ----------
             $3,690,000  $4,665,000  $6,274,000
             ==========  ==========  ==========

The Company's deferred income tax asset (liability) balances at September 30 are summarized as follows:

                                              1995          1996
                                          ------------  ------------
Deferred Tax Assets:
ESOP expenses                             $   161,000   $   144,000
Allowance for doubtful accounts               137,000       138,000
Accrued expenses                              172,000       433,000
Deferred charges                               50,000       155,000
Non-compete agreement                         236,000       263,000
Other                                          33,000             -
                                          -----------   -----------
Total deferred tax assets                     789,000     1,133,000
                                          -----------   -----------
Deferred Tax Liabilities:
Depreciation                                 (867,000)   (1,104,000)
Software development costs capitalized       (479,000)   (2,035,000)
Capital lease payment                               -      (545,000)
Other                                               -      (178,000)
                                          -----------   -----------
Total deferred tax liabilities             (1,346,000)   (3,862,000)
                                          -----------   -----------
Net deferred tax liability                $  (557,000)  $(2,729,000)
                                          ===========   ===========

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended September 30 is as follows:

                                  1994   1995   1996
                                  -----  -----  -----

Income taxes at federal
  statutory rate                    34%    34%    34%
State taxes, net of federal
  benefit                            5      5      5
Dividends paid on allocated
  shares held by ESOP                -     (2)     -
Municipal bond interest income       -      -     (1)
                                    --     --     --
                                    39%    37%    38%
                                    ==     ==     ==

NOTE 6--LINE OF CREDIT AND LONG-TERM DEBT

Effective May 16, 1994, the Company entered into a line of credit agreement with a bank, under which the Company may borrow up to $2,000,000 with interest payable at the bank's prime rate (8.75% and 8.5% at September 30, 1995 and 1996, respectively). This loan is payable on demand and is secured by substantially all of the assets of the Company. No amounts were outstanding under this agreement as of September 30, 1995 and 1996.

                               MAY & SPEH, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 6-LINE OF CREDIT AND LONG-TERM DEBT
(continued)

Long-term debt at September 30 is summarized as follows:

                                     1995          1996
                                 ------------  ------------
ESOP loan                        $ 7,721,747   $ 5,345,823
Mortgage note                     12,000,000    11,200,000
Capital lease debt                   448,681     9,975,431
Deferred acquisition payments              -     1,000,000
Other                                 49,179        59,218
                                 -----------   -----------
                                  20,219,607    27,580,472
Less--Current maturities          (3,359,295)   (5,529,670)
                                 -----------   -----------
                                 $16,860,312   $22,050,802
                                 ===========   ===========

ESOP Loan

Effective November 10, 1988, the Company entered into a $22,500,000 term loan agreement with a bank (the ESOP Loan). Under the terms of the agreement, the Company must make quarterly payments of principal (in varying amounts as summarized below) plus interest at 80% of the bank's prime rate (8.75% and 8.25% at September 30, 1995 and 1996, respectively). This interest rate is subject to adjustments based upon changes in federal and state tax rates or changes in the proportion of the bank's income from this loan which is included in gross income for federal income tax purposes.

In connection with the ESOP Loan, the Company entered into an interest rate swap agreement whereby the Company exchanged a variable rate of 80% of prime for a fixed rate of 9.3% for originally 70% of the outstanding principal balance of the ESOP Loan. The life of the swap agreement and related notional amount correspond to the original maturity schedule for the ESOP Loan and contain penalty provisions related to the prepayment of the corresponding debt.

The Company anticipates the counterparty to the swap agreement (a large financial institution) will fully perform on its obligations. The Company accounts for the cost of the swap agreement and any resulting gains or losses over the term of the swap agreement, and does not anticipate any circumstances, such as the prepayment of the fixed rate portion of the underlying debt obligation, which would cause a change in the accounting method used.

Amounts outstanding under the ESOP Loan are collateralized by the ESOP Note, an assignment of the pledge agreement between the Company and the ESOP (whereby the ESOP pledged the unallocated ESOP Shares as collateral for the ESOP Note) and a security interest in all assets of the Company.

The ESOP Loan contains certain restrictive covenants that, among other things, limit capital expenditures, additional indebtedness, certain investments, the repurchase of common stock and the payment of dividends and require the Company to maintain certain working capital and other financial measures. The Company was in violation of certain of these restrictive covenants as of September 30, 1995 and 1996 and waivers of such violations were received from the bank.

On September 28, 1995, the Company's Board of Directors declared and paid a $0.125 per share dividend. The portion of this dividend which was paid on shares held by the ESOP (unallocated and allocated) was used to prepay $1,231,000 of the ESOP Note and, accordingly, the Company prepaid, without penalty, $1,231,000 of the variable rate portion of the ESOP Loan.

Mortgage note

During fiscal 1995, the Company entered into a $12,000,000 credit facility to finance the expansion of the Company's facilities. The credit facility requires quarterly principal payments of $200,000 plus interest at 8.5% (fixed rate) with the balance to be paid in 2005 and is secured by land, building and related improvements having an approximate net book value of $12,657,000 and securities having a cost of $400,000. This credit facility contains certain restrictive covenants that limit capital expenditures, limit additional indebtedness, restrict certain investments, restrict the repurchase of common stock and limit the payment of dividends. This debt agreement was amended during fiscal 1996 to allow the acquisition of GIS Information Systems, Inc. (see Note 10). The Company is also required to maintain working capital and other financial measures. As of September 30, 1996, the Company was in violation of restrictive covenants requiring a minimum ratio of net income to fixed charges at September 30, 1996. Waivers of such violations were received from the bank.

Summary of maturities

A summary of principal maturities relating to long-term obligations is as follows:


                            Mortgage                 Capital
              ESOP Loan       Note        Other       Lease       Totals

1997          $2,375,922  $   800,000  $  512,346  $1,641,402  $ 5,329,670
1998           2,375,922      800,000     512,346   1,809,618    5,497,886
1999             593,980      800,000      12,346   1,942,594    3,348,920
2000                  --      800,000      12,346   2,169,912    2,982,258
2001                  --      800,000       9,833   2,367,734    3,177,567
Thereafter            --    7,200,000          --      44,171    7,244,171
              ----------  -----------  ----------  ----------  -----------
              $5,345,824  $11,200,000  $1,059,217  $9,975,431  $27,580,472
              ==========  ===========  ==========  ==========  ===========


                                MAY & SPEH, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 7--COMMITMENTS AND CONTINGENCIES

The Company currently leases warehouse and office space in the metropolitan Chicago area under the terms of operating leases expiring on various dates through August 2002.

The aggregate future minimum lease commitments under these operating leases for the years ended September 30 are as follows:



1997                   $10,136,000
1998                     6,924,000
1999                     4,393,000
2000                     3,038,000
2001 and thereafter      2,708,000

Total rental expense for the years ended September 30, 1994, 1995 and 1996 under the operating leases approximated $6,339,000, $8,644,000 and $11,711,000, respectively.

NOTE 8--STOCKHOLDERS' EQUITY

On March 29, 1996, the Company completed an initial public offering of 3,350,000 shares of its common stock, par value $0.01 per share. Certain stockholders of the Company sold an additional 3,350,000 shares of common stock in the offering. In addition, on April 24, 1996, the Company completed the offering of an additional 1,005,000 shares of common stock that were subject to an over-allotment option granted to the underwriters of the initial public offering. The total net procceds to the Company were approximately $43,500,000 after deducting underwriting discounts and offering expenses.

A summary of share transactions within the ESOP for the years ended September 30 is as follows:


                                                                        Shares
                                                                        ------

                                                 Distributed
                              Beginning              to                       Released and             Sold in          End of
                               of year           participants                  allocated               Offering          year
                              ---------          ------------                 ------------             --------         ------
1994
----
Unallocated                   6,127,152                  -                     (1,056,252)                             5,070,900
Allocated                     3,740,652                  -                      1,056,252                              4,796,904
1995
----
Unallocated                   5,070,900                   -                    (1,625,112)                             3,445,788
Allocated                     4,796,904             (23,075)                    1,625,112                              6,398,941
1996
----
Unallocated                   3,445,788                   -                    (1,042,071)                             2,403,717
Allocated                     6,398,941              (1,188)                    1,042,071             (1,476,709)      5,963,115
NOTE 9--STOCK OPTION PLANS

NOTE 9--STOCK OPTION PLANS

Effective September 30, 1994, the Company established the 1994 Executive Stock Option Plan ("the 1994 plan"). The Company established the 1995 Key Employee Stock Option Plan ("the 1995 plan"), which was as amended and restated effective as of February 1, 1996. Under the terms of the 1994 plan, the Compensation Committee (the Committee) of the Company's Board of Directors may grant options for the purchase of up to 3,600,000 shares of the Company's common stock with exercise prices and vesting requirements at the sole discretion of the Committee. The Committee may grant options for the purchase of up to 2,000,000 shares of common stock under the terms of the 1995 plan.

During fiscal 1995 and 1996, the Company granted options to purchase 2,202,000 and 1,130,200, respectively, shares of common stock at the estimated fair market value at the date of grant to certain employees. The exercise price of these options ranged from $2.08 to $ 19.88 per share. Options to purchase 600,000 shares were canceled by the Company in fiscal 1995. There were no options which expired or were exercised during fiscal 1995. In fiscal 1996, 216,497 options were exercised (214,697 options at $2.08 and 1,800 options at $2.50).

As of September 30, 1996, options to purchase the Company's common stock were outstanding as follows:


                                                    Weighted
                                                   Average Per
                                    Shares            Share          Option
Fiscal Year of                    Underlying        Exercise         Shares
  of Grant                          Options           Price          Vested
--------------                    ----------       -----------       ------
1995                              1,985,000          $2.14           782,800
1996                              1,130,200         $10.41                 -
                                  ---------                          -------
Total                             3,115,200                          782,800
                                  =========                          =======

Generally, these options vest and become exercisable in five equal annual increments beginning one year after the issue date and expire 10 years after the issue date.

                               MAY & SPEH, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 10--ACQUISITION

Effective July 1, 1996, the Company acquired all of the outstanding capital stock of GIS Information Systems, Inc. ("GIS") for $16,148,000 in cash, guaranteed deferred payments totaling $1,000,000, common stock warrants to purchase 180,000 shares of the Company's common stock at $16.51 per share and certain contingent payments. In connection with the acquisition, liabilities were assumed as follows:

   Fair value of assets acquired        $20,606,581
   Issuance of common stock warrants      1,300,000
   Cash paid for capital stock           16,148,513
                                        -----------
       Liabilities assumed              $ 3,158,068
                                        ===========

GIS is a provider of data processing outsourcing services based in Oak Brook, Illinois.

The fair value of the common stock warrants to purchase 180,000 shares (which are fully vested and expire on July 18, 2001) of the Company's common stock approximated $1,300,000 and is included in additional paid in capital as of September 30, 1996. The contingent payments are based on profitabililty measures for the periods July 1, 1996 through June 30, 1997 and July 1, 1997 through June 30, 1998. If earned, these payments will increase the amount of the purchase price allocated to goodwill.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired was allocated to goodwill.

The following unaudited pro forma financial information for the years ended September 30 presents the results of operations of the Company and the acquired business as if the acquisition had occurred at the beginning of each fiscal year. The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprises:

                                             1995         1996
                                          -----------  -----------

Net revenues                              $73,454,000  $86,696,000
Net income                                  9,096,000   11,217,000
Earnings per common share and common
 share equivalent                         $      0.45  $      0.46



NOTE 11--QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended September 30, 1995 and 1996 are as follows:

          1995                 1/st/ quarter 2/nd/ quarter  3/rd/ quarter  4/th/ quarter
          ----                 ------------- -------------  -------------  -------------
Net revenues                   $14,370,029    $15,210,053    $16,138,531    $15,922,660
Operating income                 3,457,375      3,426,944      3,861,937      3,125,471
Net income                       1,918,758      1,917,003      2,191,837      1,832,953
Earnings per common share
and common equivalent share           0.09           0.09           0.10           0.09

          1996
          ----
Net revenues                   $16,043,616    $19,132,514    $19,997,045    $22,049,785
Operating income                 3,070,007      4,153,782      4,854,828      4,946,541
Net income                       1,661,403      2,368,722      3,067,002      3,126,456
Earnings per common share
and common equivalent share           0.08           0.11           0.12           0.12



                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
 Stockholders of May & Speh, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of May & Speh, Inc. and its subsidiary at September 30, 1995 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Chicago, Illinois
November 1, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Please refer to the information set forth under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be issued in connection with the 1997 Annual Meeting of Stockholders and the information set forth under Item 4A of this report, all of which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Please refer to the information set forth under the heading "Executive Compensation" in the Company's definitive Proxy Statement to be issued in connection with the 1997 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Please refer to the information set forth under the heading "Ownership of Securities" in the Company's definitive Proxy Statement to be issued in connection with the 1997 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Please refer to the information set forth under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be issued in connection with the 1997 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents Filed as Part of this Report

         1.  Financial Statements (included under Item 8 of this report):

             Report of Independent Accountants
             Consolidated Balance Sheets as of September 30, 1996 and 1995 Consolidated Statements of Operations for the years ended
               September 30, 1996, 1995 and 1994
             Consolidated Statements of Stockholders' Equity for the years ended September 30, 1996, 1995 and 1994
             Statements of Cash Flows for the years ended September 30, 1996,
               1995 and 1994
             Notes to Consolidated Financial Statements

         2.  Financial Statement Schedules:

             Financial statement schedules are omitted because they are not applicable, not required or because the required information is included in the Company's Consolidated Financial Statements and Notes thereto.

         3.  Exhibits Required to be filed by Item 601 of Regulation S-K:

             3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-98302) (the "Form S-1")
             3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form S-1)
             3.3 Designation of Preferences for Series A Preferred Stock (incorporated by reference to Exhibit 3.3 to the Form S-1)
             4.1 Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1)
             10.1* May & Speh, Inc. 1994 Executive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Form S-1)
             10.2* Form of Stock Option Agreement under the May & Speh, Inc. 1994 Executive Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Form S-1)
             10.3* May & Speh, Inc. 1995 Key Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 4.6 to the

                     Registrant's Registration Statement on Form S-8 (File
                     No. 333-13711) (the "Form S-8"))
             10.4* Form of Stock Option Agreement under the May & Speh, Inc. 1995 Key Employee Stock Option Plan (incorporated by reference to Exhibit 4.7 to the Form S-8)
             10.5* Employment Agreement with Albert J. Speh, Jr. (incorporated by reference to Exhibit 10.4 to the Form S-1)
             10.6* Employment Agreement with Lawrence J. Speh (incorporated by reference to Exhibit 10.5 to the Form S-1)
             10.7* Employment Agreement with Michael J. Loeffler (incorporated by reference to Exhibit 10.6 to the Form S-1)
             10.8 May & Speh, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.8 to the Form S-1)
             10.9 Amendment No. 1 to the May & Speh, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (the "Form 10-Q")
             10.10 Amendment No. 2 to the May & Speh, Inc. Employee Stock Ownership Plan
             10.11 May & Speh, Inc. Employee Stock Ownership Trust (incorporated by reference to Exhibit 10.3 to the Form 10-Q)
             10.12 Term Loan Agreement by and between The Northern Trust company and the Registrant dated November 10, 1988, as amended (incorporated by reference to Exhibit 10.9 to the Form S-1)
             10.13 Amended and Restated Security Agreement dated May 16, 1994 by and between the Registrant and The Northern Trust Company (incorporated by reference to Exhibit 10.10 to the Form S-1)
             10.14 Term Loan Agreement by and between the Registrant and Harris Trust and Savings Bank dated as of March 30, 1995, as amended (incorporated by reference to Exhibit 10.11 to the Form S-1)
             10.15 Third Amendment to the Term Loan Agreement by and between the Registrant and Harris Trust and Savings Bank, dated July 17, 1996 (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K dated July 18, 1996 (the "Form 8-K")
             10.16 Mortgage and Security Agreement with Assignment of Rents dated as of March 30, 1995 from the Registrant to Harris Trust and Savings Bank, as amended (incorporated by reference to Exhibit 10.12 to the Form S-1)
             10.17 Stock Purchase Agreement dated July 1, 1996 by and between the Registrant, Faneuil, Inc. and Faneuil ISG, Inc., including the following Exhibits: 2.5(a)(iii) Form of Opinions of Bingham, Dana & Gould and Thompson Dorfman Sweatman; 2.5(a)(iv)

                     Form of Disaffiliation Tax Sharing Agreement; 2.5(b)(ii)
                     Form of Warrant; 2.5(b)(iv) Form of Opinion of Freeborn &
                     Peters; 2.5(b)(v) Form of Services Agreement; 2.5(c) Form
                     of Employment Agreement; 2.5(d) Form of Stock Option
                     Agreement; 10.8 Form of Set-Off Escrow Agreement
                     (incorporated by reference to Exhibit 1 to the Form 8-K)
             21      Subsidiaries of Registrant
             23      Consent of Price Waterhouse LLP
             24      Power of Attorney (contained on signature pages hereto)
             27      Financial Data Schedule
             ____________________
             * Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

         On July 24, 1996, the Company filed a Current Report on Form 8-K, dated July 18, 1996, reporting, under Item 2 of the form, the Company's acquisition of GIS. On October 2, 1996, the Company filed an amendment to this Form 8-K to include, under Item 7 of the form, certain pro forma financial information reflecting the acquisition, and the following audited financial statements of GIS:

             Balance Sheets as of June 30, 1996 and December 31, 1995 Statements of Operations and Changes in Divisional Equity for the
               Six Months Ended June 30, 1996, for the Year Ended December 31, 1995, for the Period August 25, 1994 through December 31, 1994, for the Period May 1, 1994 through August 24, 1994, and for the Year Ended April 30, 1994
             Statements of Cash Flows for the Six Months Ended June 30, 1996,
               for the Year Ended December 31, 1995, for the Period August 25, 1994 through December 31, 1994, for the Period May 1, 1994 through August 24, 1994, and for the Year Ended April 30, 1994

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MAY & SPEH, INC.


                                  /s/ Lawrence J. Speh
                                  ---------------------------------------------
                                  By:    Lawrence J. Speh
                                  Title: President and Chief Executive Officer


                               POWER OF ATTORNEY

     Know all men by these presents, that each person whose signature appears below constitutes and appoints Robert C. Early and Willard E. Engel, Jr., and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 23, 1996.

            Name                         Title
            ----                         -----

/s/ Albert J. Speh, Jr.             Chairman of the Board
--------------------------------
Albert J. Speh, Jr.

/s/ Lawrence J. Speh                President, Chief Executive Officer and
--------------------------------    Director (Principal Executive Officer)
Lawrence J. Speh

/s/ Robert C. Early                 Executive Vice President, Chief Financial
--------------------------------    Officer, Treasurer and Director (Principal
Robert C. Early                     Financial Officer)


/s/ Willard E. Engel, Jr.           Vice President and Chief Accounting Officer
--------------------------------    (Principal Accounting Officer)
Willard E. Engel, Jr.


/s/ Deborah A. Bricker              Director
--------------------------------
Deborah A. Bricker


/s/ Peter I. Mason                  Director
--------------------------------
Peter I. Mason