Form 10-Q
period 1996-12-31
MAY & SPEH INC
filed 1997-02-14
CIK 1002521

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 1996

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


               Yes     X             No
                   ---------            ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding as of February 11, 1997
Common Stock, par value $0.01 per share                 25,024,354

                               MAY & SPEH, INC.

                                     INDEX


Part I--Financial Information                                               Page

       Item 1. Financial Statements

               Consolidated Balance Sheets--December 31, 1996                  1
                   and September 30, 1996

               Consolidated Statements of Operations--Three months             2
                   ended December 31, 1996 and December 31, 1995

               Consolidated Statements of Stockholders' Equity--Three months   3
                   ended December 31, 1996

               Consolidated Statements of Cash Flows--Three months ended
                   December 31, 1996 and December 31, 1995                     4

               Notes to Financial Statements                                   5

       Item 2. Management's Discussion and Analysis of Financial Condition     6
                   and Results of Operations



Part II--Other Information

       Item 6. Exhibits and Reports on Form 8-K                               10

                        PART 1 -- FINANCIAL INFORMATION


Item 1.   Financial Statements
                               May & Speh, Inc.
                          Consolidated Balance Sheets

                                                           December 31, 1996    September 30, 1996
ASSETS                                                        (unaudited)            (audited)
Current assets:
     Cash and cash equivalents                                $  8,850,602         $ 10,397,858
     Marketable securities                                      24,963,036           20,334,278
     Accounts receivable, net                                   17,757,404           21,003,095
     Prepaid software royalties and other current assets         6,758,573            7,468,809
     Deferred income taxes                                         726,000              726,000
                                                              ------------         ------------
        Total current assets                                    59,055,615           59,930,040

Property, plant and equipment, net                              32,773,311           32,289,746
Intangible assets                                               18,112,824           16,863,811
Other assets                                                     7,960,124            6,134,473
                                                              ------------         ------------
        Total assets                                          $117,901,874         $115,218,070
                                                              ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                     $  5,446,269         $  5,329,670
     Accounts payable                                            1,479,494            3,713,421
     Accrued payroll and other expenses                          7,094,328            4,737,929
                                                              ------------         ------------
        Total current liabilities                               14,020,091           13,781,020

Long-term debt                                                  21,593,185           22,250,802

Deferred income taxes                                            3,455,000            3,455,000
                                                              ------------         ------------
     Total liabilities                                          39,068,276           39,486,822
                                                              ------------         ------------
Stockholders' equity:
     Common stock                                                  250,022              249,342
     Additional paid-in capital                                 47,108,678           46,967,691
     Retained earnings                                          36,226,742           33,860,039
                                                              ------------         ------------
                                                                83,585,442           81,077,072
     Unearned ESOP compensation                                 (4,751,844)          (5,345,824)
                                                              ------------         ------------
        Total stockholders' equity                              78,833,598           75,731,248
                                                              ------------         ------------
        Total liabilities and stockholders' equity            $117,901,874         $115,218,070
                                                              ============         ============

                             See Accompanying Notes

                                  May & Speh, Inc.
                     Consolidated Statements of Operations
                                  (unaudited)

                                                            Three Months Ended
                                                                December 31,
                                                             1996          1995
                                                         -----------   -----------

Net revenues                                             $21,228,730   $16,043,616
                                                         -----------   -----------
Operating expenses:
     Wages and benefits                                    7,143,274     5,550,690
     Services and supplies                                 2,039,016     1,307,868
     Rents, leases and maintenance                         4,637,094     3,609,907
     Depreciation and amortization                           901,396       350,449
     Other operating expenses                              1,823,590     1,560,713
     ESOP principal payments                                 593,980       593,982
                                                         -----------   -----------
          Total operating expenses                        17,138,350    12,973,609
                                                         -----------   -----------
Operating income                                           4,090,380     3,070,007
Interest and other expense (income):
     ESOP interest expense                                   120,033       172,558
     Other interest expense                                  456,810       269,656
     Interest other and investment income, net              (308,391)      (93,010)
     Other (income) expense, net                               4,325             0
                                                         -----------   -----------
Income before income taxes                                 3,817,603     2,720,803
Income taxes                                               1,450,900     1,059,400
                                                         -----------   -----------
Net income                                               $ 2,366,703   $ 1,661,403
                                                         ===========   ===========

Earnings per common share and common                           $0.09         $0.08
equivalent shares outstanding

Weighted average shares and common                        26,953,049    20,363,000
equivalent shares outstanding


                             See Accompanying Notes

                                May & Speh, Inc.
                Consolidated Statements of Stockholders' Equity
                    For Three Months Ended December 31, 1996



                                             Common Stock         Additional      Unearned     Retained
                                          Shares      Amount    paid-in-capital compensation   earnings      Total

Balance - September 30, 1996            24,934,154   $249,342     $46,967,691   ($5,345,824)  $33,860,039  $75,731,248

 Net income for the three months
 ended December 31, 1996 (unaudited)                                                            2,366,703    2,366,703

 ESOP compensation earned
 during the three months ended
 December 31, 1996 (unaudited)                                                      593,980                    593,980


 Exercise of stock options
  (unaudited)                               68,000        680         140,987                                  141,667

                                        ----------   --------     -----------   -----------   -----------  -----------
Balance - December 31, 1996
  (unaudited)                           25,002,154   $250,022     $47,108,678   ($4,751,844)  $36,226,742  $78,833,598
                                        ==========   ========     ===========   ===========   ===========  ===========


                             See Accompanying Notes

                                MAY & SPEH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               Three Months Ended December 31,
                                                                                        1996          1995
                                                                                     -----------   -----------
Cash flows from operating activities:
     Net income                                                                      $ 2,366,703   $ 1,661,403
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation and amortization                                                  901,396       350,449
          ESOP principal payments                                                        593,980       593,982
     Changes in assets and liabilities:
          Accounts receivable, net                                                     3,245,691       636,496
          Prepaid expenses and other current assets                                     (548,905)     (145,898)
          Income taxes payable/refundable                                              1,205,029       938,161
          Accounts payable and accrued expenses                                       (1,113,982)     (691,755)
          Other                                                                         (148,372)      143,103
                                                                                     -----------   -----------
               Net cash provided by operating activities                               6,501,540     3,485,941
                                                                                     -----------   -----------
Cash flows from investing activities:
     Purchases of property and equipment                                                (948,384)     (778,775)
     Purchases of marketable securities                                               (6,861,098)     (875,289)
     Sales of marketable securities                                                    2,232,339       701,494
     Software development costs capitalized                                           (1,658,479)     (544,595)
     Increase in cash surrender value of insurance                                       (18,500)      (18,500)
     Other                                                                               (12,862)     (799,451)
                                                                                     -----------   -----------
          Net cash used in investing activities                                       (7,266,984)   (2,315,116)
                                                                                     -----------   -----------
Cash flows from financing activities:
     Stock option exercises                                                              141,667
     Capital lease principal payments                                                   (288,211)
     Repayments of long-term obligations                                                (635,268)     (884,264)
                                                                                     -----------   -----------
          Net cash provided by (used in) financing activities                           (781,812)     (884,264)
                                                                                     -----------   -----------
          Net change in cash and cash equivalents                                     (1,547,256)      286,561
Cash and cash equivalents:
     Beginning of period                                                              10,397,858     6,713,581
                                                                                     -----------   -----------
     End of period                                                                   $ 8,850,602   $ 7,000,142
                                                                                     ===========   ===========
Non-cash financing/investing activities:
     Acquisition of equipment under capital leases                                   $   382,460
     Additional goodwill relating to GIS acquisition                                 $ 1,355,269

                             See Accompanying Notes

                                May & Speh, Inc.
                         Notes to Financial Statements

(1)  Basis of Presentation.

     The financial statements as of December 31, 1996 and for the three months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, the financial statements should be read in conjunction with the Financial Statements and Notes thereto contained in the Company's Annual Report filed on Form 10-K for the fiscal year ended September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but not limited to, renewal of customer and supplier contracts as they expire on terms and conditions favorable to the Company, integration of operations of the Company and GIS Information Systems, Inc. ("GIS"), changes in technology, and the risks and uncertainties described in reports and other documents filed by the Company with the Securities and Exchange Commission, including the Prospectus dated March 26, 1996 included in the Company's Registration Statement on Form S-1 (File No. 33-98302).

Results of Operations

Three Months Ended December 31, 1996 Compared to the Three Months Ended December 31, 1995

Net revenues increased to $21.2 million for the three months ended December 31, 1996 from $16.0 million for the three months ended December 31, 1995, and increase of $5.2 million or 32%. The Company's direct marketing services revenues increased to $13.3 million for the three months ended December 31, 1996 versus $12.3 million for the three months ended December 31, 1995, an increase of 8%. The Company's data processing outsourcing services revenues increased to $7.9 million for the three months ended December 31, 1996, versus $3.7 million for the three months ended December 31, 1995, an increase of $4.2 million or 110%. Of this increase, $3.2 million is attributable to revenues from GIS, which was acquired in July, 1996.

Wages and benefits expenses increased to $7.1 million for the three months ended December 31, 1996 from $5.6 million for the three months ended December 31, 1995, an increase of 29%. The increased expenses reflect the net addition of 103 employees as a result of the Company's continued expansion of business volume and strengthening of its infrastructure.

Services and supplies expenses increased to $2.0 million for the three months ended December 31, 1996 from $1.3 million for the three months ended December 31, 1995, an increase of 56%. Services and supplies generally consist of outsourced data entry services, general supplies, contract labor and costs related to the use of outside consultants. This increase resulted primarily from outsourcing of technical support and the use of outside consultants to improve productivity and efficiency of workflow.

Rents, leases and maintenance expenses increased to $4.6 million for the three months ended December 31, 1996 from $3.6 million for the three months ended December 31, 1995, an increase of 28%. The increase was primarily attributable to leasing computers, computer peripheral hardware, additional software, and facility rent to house our print operation. A portion of this increase was due to the acquisition of GIS and its existing computer, computer peripheral hardware, software and facility rent.

Depreciation and amortization expenses increased to $0.9 million for the three months ended December 31, 1996 from $0.4 million for the three months ended December 31, 1995, an increase of 157%. The increase was primarily attributable to (i) continued investment in technology, including the upgrade of the Company's mainframe computer, (ii) the conversion of the lease for the mainframe from an operating lease to a capital lease, and (iii) amortization of goodwill arising from the GIS acquisition.

Other operating expenses increased to $1.8 million for the three months ended December 31, 1996 from $1.6 million for the three months ended December 31, 1995, an increase of 17%. The increase was primarily attributable to operating costs directly related to several customer contracts.

Research and development costs, representing primarily wages and benefits for information technology staff, increased to $0.8 million for the three months ended December 31, 1996 from $0.6 million for the three months ended December 31, 1995, an increase of 33%. The increase in research and development costs relates primarily to wages and related benefits for additional development staff.

Income taxes increased to $1.5 million for the three months ended December 31, 1996 from $1.1 million for the three months ended December 31, 1995. The Company's effective tax rate was 38.0% for the three months ended December 31, 1996 and 38.9% for the three months ended December 31, 1995.

Liquidity and Capital Resources

The Company's working capital decreased to $45.0 million as of December 31, 1996 from $46.1 million as of September 30, 1996. The decrease was primarily due to capital expenditures including capitalized software costs. The Company's investment policy is to invest in marketable, investment-grade debt instruments of the U.S. Government or tax-free municipal bonds. The Company's investments typically have maturities of three years or less. The Company historically limits its concentration of investments in individual municipalities to $500,000 or less. These tax-free municipal bonds are backed by U.S. Treasuries or insured by major municipal insurer (principal and interest). As of December 31, 1996, the Company's net accounts receivable were $17.8 million, a decrease of 15% over the previous fiscal year end. The decrease reflects improved collections of accounts receivable resulting in days sales outstanding of 66 days for the three months ended December 31, 1996 versus 76 days for fiscal year 1996.

The Company has available a $2.0 million revolving credit facility. There are no outstanding borrowings under this credit facility. Borrowings under a $12.0 million real estate loan are being repaid over a ten year period with interest at 8.5% per annum. Maximum borrowings during the three months ended December 31, 1996 under these credit facilities were $11.2 million. The Company entered into a loan at the time of the formation of the Company's Employee Stock Ownership Plan, which currently has an outstanding balance of $4.8 million. Borrowings under this ESOP loan are being repaid through December 31, 1998 with interest at 9.3% on the fixed rate portion of the loan ($3.9 million at December 31, 1996) and at 80% of the lender's prime rate for the floating rate portion of the loan ($0.9 million at December 31, 1996), currently 6.6%.

Effective July 1, 1996, the Company purchased all of the outstanding capital stock of GIS for $16,148,000 in cash, guaranteed deferred payments totaling $1,000,000, common stock warrants to purchase 180,000 shares of the Company's common stock at $16.51 per share and certain contingent payments. The Company has recorded $18,324,810 of goodwill that will be amortized over a 40 year period using the straight-line method for financial reporting purposes.

                                 PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10 Amendment No. 3 to the May & Speh, Inc. Employee Stock Ownership Plan

              27  Financial Data Schedule

         (b) No reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       May & Speh, Inc.



Date:  February 13, 1997               By:  /S/ Eric M. Loughmiller
                                            Eric M. Loughmiller
                                            Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit Number                          Exhibit

     10                 Amendment No. 3 to the May & Speh, Inc. Employee Stock
                        Ownership Plan

     27                 Financial Data Schedule