Form 10-Q
period 1997-03-31
MAY & SPEH INC
filed 1997-05-14
CIK 1002521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1997

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


               Yes      X               No
                      -----                -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding as of May 15, 1997
Common Stock, par value $0.01 per share                 25,024,354

                                MAY & SPEH, INC.

                                     INDEX


Part I -- Financial Information                                            Page

     Item 1.  Financial Statements

              Balance Sheets -- March 31, 1997                                1
                  and September 30, 1996

              Statements of Operations -- Three and six months                2
                  ended March 31, 1997 and March 31, 1996

              Statements of Stockholders' Equity -- Six months                3
                  ended March 31, 1997

              Statements of Cash Flows -- Six months ended                    4
                  March 31, 1997 and March 31, 1996

              Notes to Financial Statements                                   5

     Item 2.  Management's Discussion and Analysis of Financial Condition     6
                  and Results of Operations


Part II -- Other Information

     Item 6.  Exhibits and Reports on Form 8-K                               10

                        PART 1 -- FINANCIAL INFORMATION

Item 1.   Financial Statements
                                May & Speh, Inc.
                          Consolidated Balance Sheets

                                                                March 31, 1997  September 30, 1996
Assets                                                           (unaudited)        (audited)
Current assets:
     Cash and cash equivalents                                    $  6,973,912     $ 10,397,858
     Marketable securities                                          25,036,974       20,334,278
     Accounts receivable, net                                       19,562,064       21,003,095
     Prepaid software royalties and other current assets             6,803,311        7,468,809
     Deferred income taxes                                             726,000          726,000
                                                                  ------------     ------------
          Total current assets                                      59,102,261       59,930,040
Property, plant and equipment, net                                  33,680,113       32,289,746
Intangible assets                                                   19,356,206       16,863,811
Other assets                                                         9,557,713        6,134,473
                                                                  ------------     ------------
          Total assets                                            $121,696,293     $115,218,070
                                                                  ============     ============
Liabilities and stockholders' equity
Current liabilities:
     Current maturities of long-term debt                         $  5,505,672     $  5,329,670
     Accounts payable                                                3,629,164        3,713,421
     Accrued payroll and other expenses                              6,943,206        4,737,929
                                                                  ------------     ------------
          Total current liabilities                                 16,078,042       13,781,020
Long-term debt                                                      20,337,240       22,250,802
Deferred income taxes                                                3,455,000        3,455,000
                                                                  ------------     ------------
          Total liabilities                                         39,870,282       39,486,822
                                                                  ------------     ------------
Stockholders' equity:
     Common stock                                                      250,244          249,342
     Additional paid-in capital                                     47,087,685       46,967,691
     Retained earnings                                              38,645,945       33,860,039
                                                                  ------------     ------------
                                                                    85,983,874       81,077,072
     Unearned ESOP compensation                                     (4,157,863)      (5,345,824)
                                                                  ------------     ------------
          Total stockholders' equity                                81,826,011       75,731,248
                                                                  ------------     ------------
          Total liabilities and stockholders' equity              $121,696,293     $115,218,070
                                                                  ============     ============

                             See Accompanying Notes

                                 May & Speh, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                Three Months Ended        Six Months Ended
                                                    March 31,                 March 31,
                                             --------------------------------------------------
                                                1997         1996         1997         1996
                                             --------------------------------------------------
Net revenues                                 $21,692,905  $19,132,514  $42,921,635  $35,176,130
Operating expenses:
 Wages and benefits                            7,402,494    6,091,189   14,545,768   11,641,879
 Services and supplies                         1,738,829    1,676,490    3,777,845    2,984,358
 Rents, leases and maintenance                 4,530,047    4,432,695    9,167,141    8,042,602
 Depreciation and amortization                   981,244      377,475    1,882,640      727,924
 Other operating expenses                      2,099,258    1,806,904    3,922,848    3,367,617
 ESOP principal payments                         593,981      593,979    1,187,960    1,187,961
                                             -----------  -----------  -----------  -----------
  Total operating expense                     17,345,853   14,978,732   34,484,202   27,952,341
                                             -----------  -----------  -----------  -----------

Operating income                               4,347,052    4,153,782    8,437,433    7,223,789
Interest and other expense:
 ESOP interest                                   106,842      172,558      226,875      318,183
 Other expense, net                              338,205       22,302      490,950      225,881
                                             -----------  -----------  -----------  -----------
Income before income taxes                     3,902,005    3,958,922    7,719,608    6,679,725
Income taxes                                   1,482,800    1,590,200    2,933,700    2,649,600
                                             -----------  -----------  -----------  -----------
Net income                                   $ 2,419,205  $ 2,368,722  $ 4,785,908  $ 4,030,125
                                             ===========  ===========  ===========  ===========
Earnings per common share and common
equivalent shares outstanding                      $0.09        $0.11        $0.18        $0.18

Weighted average shares and common
equivalent shares outstanding                 25,986,364   22,514,624   26,101,656   22,421,590

                             See Accompanying Notes

                                 May & Speh, Inc.
                Consolidated Statements of Stockholders' Equity
                      For Six Months Ended March 31, 1997

                                          Common Stock        Additional       Unearned      Retained
                                       Shares      Amount   paid-in-capital  compensation    earnings      Total
Balance - September 30, 1996         24,934,154   $249,342    $46,967,691    ($5,345,823)  $33,860,037  $75,731,247

  Net income for the six months                                                              4,785,908    4,785,908
  ended March 31, 1997(unaudited)

  ESOP compensation earned                                                     1,187,960                  1,187,960
  during the six months ended
  March 31,1997 (unaudited)

  Exercise of stock options              90,200        902        119,994                                   120,896
       (unaudited)                   ----------   --------    -----------    -----------   -----------  -----------


Balance - March 31,1997              25,024,354   $250,244    $47,087,685    ($4,157,863)  $38,645,945  $81,826,011
      (unaudited)                    ==========   ========    ===========    ===========   ===========  ===========

                             See Accompanying Notes

                                May & Speh, Inc.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                    Six Months Ended March 31,
                                                                                        1997           1996
                                                                                    --------------------------
Cash flows from operating activities:
     Net income                                                                     $  4,785,908   $ 4,030,125
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation and amortization                                                1,882,640       727,924
          ESOP principal payments                                                      1,187,960     1,187,962
          Changes in assets and liabilities:
               Accounts receivable, net                                                1,329,157    (3,229,595)
               Prepaid expenses and other current assets                                (427,654)     (182,479)
               Income taxes payable/refundable                                         2,287,559     1,582,161
               Accounts payable and accrued expenses                                      49,800     1,438,819
               Other                                                                       4,281       111,853
                                                                                    ------------   -----------
                         Net cash provided by operating activities                    11,099,651     5,666,770
                                                                                    ------------   -----------
          Cash flows from investing activities:
               Purchases of property and equipment                                    (2,669,970)   (1,478,075)
               Purchases of marketable securities                                     (7,665,581)   (1,843,963)
               Sales of marketable securities                                          2,962,884       980,023
               Cash paid for SDS                                                      (1,395,038)
               Software development costs capitalized                                 (3,390,222)   (1,465,581)
               Increase in cash surrender value of insurance                             (37,000)      (37,000)
               Other                                                                                  (108,606)
                                                                                    ------------   -----------
                    Net cash used in investing activities                            (12,194,927)   (3,735,990)
                                                                                    ------------   -----------
          Cash flows from financing activities:
               Capital lease principal payments                                         (820,317)
               Repayments of long-term obligations                                    (1,629,249)   (1,751,136)
               Proceeds from issuance of common stock                                    120,896    33,213,043
                                                                                    ------------   -----------
                    Net cash provided by financing activities                         (2,328,670)   31,461,907
                                                                                    ------------   -----------
                    Net change in cash and cash equivalents                           (3,423,946)   33,392,687
          Cash and cash equivalents:
               Beginning of period                                                    10,397,858     6,713,581
                                                                                    ------------   -----------
               End of period                                                        $  6,973,912   $40,106,268
                                                                                    ============   ===========

                             See Accompanying Notes

                                 May & Speh, Inc.
                         Notes to Financial Statements

(1)  Basis of Presentation.

     The financial statements as of March 31, 1997 and for the six months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, the financial statements should be read in conjunction with the Financial Statements and Notes thereto contained in the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1996. The results of operations for the six months ended March 31,1997 are not necessarily indicative of the results for the entire fiscal year.

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

     Results of Operations

     Three Months Ended March 31, 1997 Compared to the Three Months Ended March
     --------------------------------------------------------------------------
     31, 1996
     --------

     Net revenues increased to $21.7 million for the three months ended March 31, 1997 from $19.1 million for the three months ended March 31, 1996, an increase of $2.6 million or 13%. The Company's direct marketing services revenues decreased to $13.2 million for the three months ended March 31, 1997 versus $14.8 million for the three months ended March 31, 1996, a decrease of 11%. The decrease was attributed to the credit card segment of the finance and banking industry that experienced a decrease in sales to $3.5 million for the three months ended March 31, 1997 versus $5.4 million for the three months ended March 31,1996, a decrease of 38%. The Company's data processing outsourcing services revenues increased to $8.5 million for the three months ended March 31, 1997 versus $4.4 million for the three months ended March 31, 1996, an increase of $4.1 million or 94%. Of this increase, $3.2 million is attributable to revenues from GIS.

     Wages and benefits expenses increased to $7.4 million for the three months ended March 31, 1997 from $6.1 million for the three months ended March 31, 1996, an increase of 22%. The increased expenses reflect the net addition of 123 employees as a result of the Company's continued expansion of business volume, strengthening of its infrastructure and 1996 acquisition of GIS.

     Services and supplies expenses approximated $1.7 million for the three months ended March 31, 1997, compared to $1.7 million for the three months ended March 31, 1996. Services and supplies generally consist of outsourced data entry services, general supplies, contract labor and costs related to the use of outside consultants.

     Rents, leases and maintenance expenses increased to $4.5 million for the three months ended March 31, 1997 from $4.4 million for the three months ended March 31, 1996, an increase of 2%. The increase was primarily attributable to leasing computers, computer peripheral hardware, additional software, and facility rent to house our print operation and new employees. A portion of this increase was due to the acquisition of GIS and its existing computer, computer peripheral hardware, software and facility rent.

     Depreciation and amortization expenses increased to $1.0 million for the three months ended March 31, 1997 from $0.4 million for the three months ended March 31, 1996, an increase of 160%. The increase was primarily attributable to continued investment in technology including the upgrade of the Company's mainframe computer and the conversion of the lease for computer equipment from an operating lease to a capital lease. In addition, the acquisition of GIS in the fourth quarter of fiscal year 1996 has created goodwill in excess of $18 million that will be amortized over 40 years.

     Other operating expense increased to $2.1 million for the three months ended March 31, 1997 from $1.8 million for the three months ended March 31, 1996, an increase of 16%. The increase was primarily attributable to variable costs relating to several customer contracts.

     Research and development costs representing primarily wages and benefits for information technology staff increased to $0.8 million for the three months ended March 31, 1997 from $0.7 million for the three months ended March 31, 1996, an increase of 20%. The Company's research and development expenses relate primarily to new product development activities.

     Income taxes decreased to $1.5 million for the three months ended March 31, 1997 from $1.6 million for the three months ended March 31, 1996. The Company's effective tax rate was 38% for the three months ended March 31, 1997 and 40% for the three months ended March 31, 1996.

     Six Months Ended March 31, 1997 Compared to the Six Months Ended March 31,
     --------------------------------------------------------------------------
     1996
     ----

     Net revenues increased to $42.9 million for the six months ended March 31, 1997 from $35.2 million for the six months ended March 31, 1996, an increase of $7.7 million or 22%. The Company's direct marketing services revenues decreased to $26.5 million for the six months ended March 31, 1997 versus $27.0 million for the six months ended March 31, 1996, a decrease of 2%.The decrease was attributed to the credit card segment of the finance and banking industry that saw sales decrease to $6.8 million for the six months ended March 31, 1997 versus $8.6 million for the six months ended March 31, 1996, a decrease of 20%. The Company's data processing outsourcing services revenues increased to $16.4 million for the six months ended March 31, 1997, versus $8.2 million for the six months ended March 31, 1996, an increase of $8.3 million or 102%. Of this increase, $6.4 million is attributable to revenues from GIS.

     Wages and benefits expenses increased to $14.5 million for the six months ended March 31, 1997 from $11.6 million for the six months ended March 31, 1996, an increase of 25%. The increased expenses reflect the net addition of 123 employees as a result of the Company's continued expansion of business volume, strengthening of its infrastructure and 1996 acquisition of GIS.

     Services and supplies expenses increased to $3.8 million for the six months ended March 31, 1997 from $3.0 million for the six months ended March 31, 1996, an increase of 27%. Services and supplies generally consist of outsourced data entry services, general supplies, contract labor and costs related to the use of outside consultants. This increase resulted principally from outsourcing of technical support and the use of outside consultants to improve productivity and to re-engineer certain work flow.

     Rents, leases and maintenance expenses increased to $9.2 million for the six months ended March 31, 1997 from $8.0 million for the six months ended March 31, 1996, an increase of 14%. The increase was primarily attributable to leasing computers, computer peripheral hardware, additional software, and facility rent to house our print operation and new employees. A portion of this increase was due to the acquisition of GIS and its existing computer, computer peripheral hardware, software and facility rent.

     Depreciation and amortization expenses increased to $1.9 million for the six months ended March 31, 1997 from $0.7 million for the six months ended March 31, 1996, an increase of 159%. The increase was primarily attributable to continued investment in technology, including the upgrade of the Company's mainframe computer and the conversion of the lease for certain computer equipment from an operating lease to a capital lease. In addition, the acquisition of GIS in the fourth quarter of fiscal year 1996 has created goodwill in excess of $18 million that will be amortized over 40 years.

     Other operating expenses increased to $3.9 million for the six months ended March 31, 1997 from $3.4 million for the six months ended March 31, 1996, an increase of 16%. The increase was primarily attributable to variable costs relating to several customer contracts.

     Research and development costs representing primarily wages and benefits for information technology staff increased to $1.6 million for the six months ended March 31, 1997 from $1.3 million for the six months ended March 31, 1996, an increase of 26%. The Company's research and development expenses relate primarily to new product development activities.

     Income taxes increased to $2.9 million for the six months ended March 31, 1997 from $2.6 million for the six months ended March 31, 1996. The Company's effective tax rate was 38% for the six months ended March 31, 1997 and 40% for the six months ended March 31, 1996.

     Liquidity and Capital Resources
     -------------------------------

     The Company's working capital decreased to $43.0 million as of March 31, 1997 from $46.1 million as of September 30, 1996. The decrease was primarily due to capital expenditures, including capitalized software cost, and payment for Strategic Decision Services of $1.3 million. The Company's investment policy is to invest in marketable, investment-grade debt instruments of the U.S. Government or tax-free municipal bonds. The Company's investments typically have maturities of three years or less. The Company historically limits its concentration of investments in individual municipalities to $500,000 or less. These tax-free municipal bonds are backed by U.S. Treasuries or insured by a major municipal insurer (principal and interest). As of March 31, 1997, the Company's net accounts receivable were $19.6 million, a decrease of 7% over the previous fiscal year end.

     The Company has available a $2.0 million revolving credit facility. There are no outstanding borrowings under this credit facility. Borrowings under a $12.0 million real estate loan are being repaid over a ten year period with interest at 8.5%. Maximum borrowings during the three months ended March 31, 1997 under these credit facilities were $10.8 million. The Company entered into a loan at the time of the formation of the Company's Employee Stock Ownership Plan, which currently has an outstanding balance of $4.2 million. Borrowings under this ESOP loan are being repaid through December 31, 1998 with interest at 9.3% on the fixed rate portion of the loan ($3.3 million at March 31, 1997) and at 80% of the lender's prime rate for the floating rate portion of the loan ($0.9 million at March 31, 1997), currently 6.8%.

     Effective July 1, 1996, the Company purchased all of the outstanding capital stock of GIS for $16.1 million in cash, guaranteed deferred payments totaling $1,000,000, common stock warrants to purchase 180,000 shares of the Company's Common stock at $16.51 per share and certain contingent payments. The company has recorded $18.3 million of goodwill that will be amortized over a 40 years period using the straight-line method for financial reporting purposes.

     Effective February 3, 1997, the Company purchased all of the assets of Credit Strategy Management, Inc., now known as Strategic Decision Services
     (SDS), for approximately $1.4 million. Approximately $1.3 million of the purchase price has been recorded as goodwill with the remainder representing the fair value of assets acquired. Goodwill is being amortized using a 40 year life for financial reporting purposes.

                           PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              10.1 Employment Agreement, dated January 15, 1997, between the Company and Eric M. Loughmiller.

              10.2 Employment Agreement, dated April 25, 1997, between the Company and Peter I. Mason.

              10.3 Amendment No. 4 to the May & Speh, Inc. Employee Stock Ownership Plan.

              27    Financial Data Schedule.

         (b) No reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 May & Speh, Inc.



Date: May 14, 1997               By:  /s/ Eric M. Loughmiller
                                      Eric M. Loughmiller
                                      Executive Vice President, Chief Financial
                                      Officer