Form 10-Q
period 1997-06-30
MAY & SPEH INC
filed 1997-08-14
CIK 1002521

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1997

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


               Yes    X      No
                     ---        ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding as of August 13, 1997
Common Stock, par value $0.01 per share                  25,147,354

                               MAY & SPEH, INC.

                                     INDEX


Part I -- Financial Information                                                                Page
     Item 1.   Financial Statements

               Balance Sheets -- June 30, 1997                                                 1
                 and September 30, 1996

               Statements of Operations -- Three and nine months                               2
                 ended June 30, 1997 and June 30, 1996

               Statements of Stockholders' Equity -- Nine months                               3
                 ended June 30, 1997

               Statements of Cash Flows -- Nine months ended                                   4
                 June 30, 1997 and June 30, 1996

               Notes to Financial Statements                                                   5

     Item 2.   Management's Discussion and Analysis of Financial Condition                     6
                 and Results of Operations

Part II -- Other Information

     Item 6.   Exhibits and Reports on Form 8-K                                               10

                        PART 1 -- FINANCIAL INFORMATION
Item 1.  Financial Statements
                                May & Speh, Inc.
                          Consolidated Balance Sheets

                                                            June 30, 1997       September 30, 1996
Assets                                                       (unaudited)            (audited)
Current assets:
 Cash and cash equivalents                                    $  5,241,315        $ 10,397,858
 Marketable securities                                          25,118,626          20,334,278
 Accounts receivable, net                                       23,639,281          21,003,095
 Prepaid software royalties and other current assets             7,395,829           7,468,809
 Deferred income taxes                                             726,000             726,000
                                                              ------------        ------------
  Total current assets                                          62,121,051          59,930,040
Property, plant and equipment, net                              44,935,720          32,289,746
Intangible assets                                               19,189,490          16,863,811
Other assets                                                    12,162,801           6,134,473
                                                              ------------        ------------
  Total assets                                                $138,409,062        $115,218,070
                                                              ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt                         $  5,846,550        $  5,329,670
 Accounts payable                                                3,051,509           3,713,421
 Accrued payroll and other expenses                              7,041,179           4,737,929
                                                              ------------        ------------
  Total current liabilities                                     15,939,238          13,781,020
Long-term debt                                                  33,453,850          22,250,802
Deferred income taxes                                            3,455,000           3,455,000
                                                              ------------        ------------
  Total liabilities                                             52,848,088          39,486,822
                                                              ------------        ------------
Stockholders' equity:
 Common stock                                                      250,484             249,342
 Additional paid-in capital                                     47,141,060          46,967,691
 Retained earnings                                              41,733,313          33,860,039
                                                              ------------        ------------
                                                                89,124,857          81,077,072
 Unearned ESOP compensation                                     (3,563,883)         (5,345,824)
                                                              ------------        ------------
  Total stockholders' equity                                    85,560,974          75,731,248
                                                              ------------        ------------
  Total liabilities and stockholders' equity                  $138,409,062        $115,218,070
                                                              ============        ============

                             See Accompanying Notes

                                May & Speh, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                           Three Months Ended         Nine Months Ended
                                                June 30,                   June 30,
                                        ---------------------------------------------------
                                           1997         1996          1997         1996
                                        ---------------------------------------------------
Net revenues                            $23,625,454  $19,997,045   $66,547,089  $55,173,175
                                        -----------  -----------   -----------  -----------
Operating expenses:
    Wages and benefits                    8,139,615    5,817,365    22,685,383   17,459,244
    Services and supplies                 1,070,194    1,715,978     4,848,039    4,700,336
    Rents, leases and maintenance         5,217,533    5,018,676    14,384,674   13,061,278
    Depreciation and amortization         1,063,698      422,959     2,946,338    1,150,883
    Other operating expenses              2,192,528    1,573,258     6,115,376    4,940,875
    ESOP principal payments                 593,981      593,981     1,781,941    1,781,942
                                        -----------  -----------   -----------  -----------
      Total operating expense            18,277,549   15,142,217    52,761,751   43,094,558
                                        -----------  -----------   -----------  -----------

Operating income                          5,347,905    4,854,828    13,785,338   12,078,617
Interest and other expense:
    ESOP interest                           100,973      159,779       327,848      477,962
    Other expense, net                      266,666     (388,353)      757,616     (162,472)
                                        -----------  -----------   -----------  -----------
Income before income taxes                4,980,266    5,083,402    12,699,874   11,763,127
Income taxes                              1,892,900    2,016,400     4,826,600    4,666,000
                                        -----------  -----------   -----------  -----------
Net income                              $ 3,087,366  $ 3,067,002   $ 7,873,274  $ 7,097,127
                                        ===========  ===========   ===========  ===========
Earnings per common share and common
equivalent shares outstanding                 $0.12        $0.12         $0.30        $0.30

Weighted average shares and common
equivalent shares outstanding            26,029,916   26,629,756    26,077,743   23,814,591

                            See Accompanying Notes

                                May & Speh, Inc.
                Consolidated Statements of Stockholders' Equity
                      For Nine Months Ended June 30, 1997



                                         Common Stock            Additional      Unearned      Retained
                                      Shares       Amount      paid-in-capital compensation    earnings      Total

Balance - September 30, 1996         24,934,154    $249,342      $46,967,691   ($5,345,824)  $33,860,039  $75,731,248

 Net income for the nine months                                                                7,873,274    7,873,274
 ended June 30, 1997(unaudited)

 ESOP compensation earned                                                        1,781,941                  1,781,941
 during the nine months ended
 June 30, 1997 (unaudited)

 Exercise of stock options              114,200       1,142          173,369                                  174,511
     (unaudited)                     ----------    --------      -----------   -----------   -----------  -----------


Balance - June 30,1997               25,048,354    $250,484      $47,141,060   ($3,563,883)  $41,733,313  $85,560,974
     (unaudited)                     ==========    ========      ===========   ============  ===========  ===========


                            See Accompanying Notes

                                May & Speh, Inc.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                             Nine Months Ended June 30,
                                                           1997                      1996
                                                      --------------------------------------
Cash flows from operating activities:
  Net income                                          $  7,873,274              $  7,097,127

  Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                       2,946,338                 1,150,883
     ESOP principal payments                             1,781,942                 1,781,942
     Changes in assets and liabilities:
      Accounts receivable, net                          (2,636,186)               (3,380,132)
      Prepaid expenses and other current assets           (978,755)                 (654,407)
      Income taxes payable/refundable                    2,599,570                 1,699,233
      Accounts payable and accrued expenses                563,345                   496,444
      Other                                             (1,081,014)                 (744,744)
                                                      ------------              ------------
         Net cash provided by operating activities      11,068,514                 7,446,346
                                                      ------------              ------------
  Cash flows from investing activities:
     Proceeds from sale of property and equipment       12,215,528
     Purchases of property and equipment               (12,212,728)               (4,130,351)
     Purchases of marketable securities                (11,811,847)              (29,502,564)
     Sales of marketable securities                      7,027,498                12,848,407
     Cash paid for GIS and CSM                          (2,666,354)
     Software development costs capitalized             (4,978,459)               (2,835,785)
     Other                                                 (55,500)                  126,484
                                                      ------------              ------------
        Net cash used in investing activities          (12,481,862)              (23,493,809)
                                                      ------------              ------------
  Cash flows from financing activities:
     Capital lease principal payments                   (1,294,478)
     Repayments of long-term obligations                (2,623,230)               (2,576,367)
     Proceeds from issuance of common stock                174,511                43,489,905
                                                      ------------              ------------
      Net cash provided by financing activities         (3,743,197)               40,913,538
                                                      ------------              ------------
      Net change in cash and cash equivalents           (5,156,545)               24,866,075
  Cash and cash equivalents:
     Beginning of period                                10,397,858                 6,713,581
                                                      ------------              ------------
     End of period                                    $  5,241,313              $ 31,579,656
                                                      ============              ============

                            See Accompanying Notes

                               May & Speh, Inc.
                         Notes to Financial Statements

(1)  Basis of Presentation.

     The financial statements as of June 30, 1997 and for the nine months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Therefore, the financial statements should be read in conjunction with the Financial Statements and Notes thereto contained in the Company's Registration Statement on Form S-1 (No. 33-98302), as amended, filed with the Commission on October 18,1995. The results of operations for the nine months ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but not limited to, renewal of customer and supplier contracts by GIS (as defined below) as they expire on terms and conditions favorable to the Company and GIS, changes in technology, and the risks and uncertainties described in reports and other documents filed by the Company with the Securities and Exchange Commission, including the Prospectus dated March 26, 1996 included in the Company's Registration Statement on Form S-1 (File No. 33-98302).

     Results of Operations

     Three Months Ended June 30, 1997 Compared to the Three Months Ended
     -------------------------------------------------------------------
     June 30, 1996
     -------------

     Net revenues increased to $23.6 million for the three months ended June 30, 1997 from $20.0 million for the three months ended June 30, 1996, an increase of $3.6 million or 18%. The Company's direct marketing services revenues decreased to $14.1 million for the three months ended June 30, 1997 from $15.7 million for the three months ended June 30, 1996, a decrease of 10%. This decrease was attributed to a reduction in revenues from credit card issuing clients to $4.2 million for the three months ended June 30, 1997 from $5.9 million for the three months ended June 30, 1996, a decrease of 29%. The Company's data processing outsourcing services revenues increased to $9.5 million for the three months ended June 30, 1997 versus $4.3 million for the three months ended June 30, 1996, an increase of $5.2 million or 122%. Of this increase, $3.3 million is attributable to revenues from GIS which was acquired in July, 1996.

     Wages and benefits expenses increased to $8.1 million for the three months ended June 30, 1997 from $5.8 million for the three months ended June 30, 1996, an increase of 40%. This increase reflects the net addition of 120 employees as a result of the Company's continued expansion of business volume, strengthening of its infrastructure, 1996 acquisition of GIS, and 1997 reduction of outside consultants.

     Services and supplies expenses approximated $1.1 million for the three months ended June 30, 1997, compared to $1.7 million for the three months ended June 30, 1996, a decrease of 38%. This decrease reflects the reduction in cost for outside consultants as full-time employees were hired. Services and supplies generally consist of outsourced data entry services, general supplies, contract labor and costs related to the use of outside consultants.

     Rents, leases and maintenance expenses increased to $5.2 million for the three months ended June 30, 1997 from $5.0 million for the three months ended June 30, 1996, an increase of 4%. This increase was primarily attributable to leasing computers, computer peripheral hardware, additional software, and facility rent.

     Depreciation and amortization expenses increased to $1.1 million for the three months ended June 30, 1997 from $0.4 million for the three months ended June 30, 1996, an increase of 151%. This increase was primarily attributable to continued investment in technology including the upgrade of the

     Company's mainframe computer and the conversion of the lease for computer equipment from an operating lease to a capital lease. In addition, the acquisition of GIS in the fourth quarter of fiscal year 1996 and Strategic Decision Services in the second quarter of fiscal year 1997 has created goodwill in excess of $19 million that will be amortized over 40 years.

     Other operating expenses increased to $2.2 million for the three months ended June 30, 1997 from $1.6 million for the three months ended June 30, 1996, an increase of 39%. This increase was primarily attributable to operating costs relating to specific customer contracts.

     Research and development costs representing primarily wages and benefits for information technology staff increased to $0.9 million for the three months ended June 30, 1997 from $0.6 million for the three months ended June 30, 1996, an increase of 56%. The Company's research and development expenses relate primarily to new product development activities.

     Income taxes decreased to $1.9 million for the three months ended June 30, 1997 from $2.0 million for the three months ended June 30, 1996. The Company's effective tax rate was 38% for the three months ended June 30, 1997 and 40% for the three months ended June 30, 1996.

     Nine Months Ended June 30, 1997 Compared to the Nine Months Ended
     -----------------------------------------------------------------
     June 30, 1996
     -------------

     Net revenues increased to $66.5 million for the nine months ended June 30, 1997 from $55.2 million for the nine months ended June 30, 1996, an increase of $11.4 million or 21%. The Company's direct marketing services revenues decreased to $40.6 million for the nine months ended June 30, 1997 versus $42.7 million for the nine months ended June 30, 1996, a decrease of 5%. The decrease was attributed to a reduction in revenues from credit card issuing clients to $11.1 million for the nine months ended June 30, 1997 from $14.5 million for the nine months ended June 30, 1996, a decrease of 23%. The Company's data processing outsourcing services revenues increased to $26.0 million for the nine months ended June 30, 1997, from $12.4 million for the nine months ended June 30, 1996, an increase of $13.6 million or 109%. Of this increase, $9.8 million is attributable to revenues from GIS.

     Wages and benefits expenses increased to $22.7 million for the nine months ended June 30, 1997 from $17.5 million for the nine months ended June 30, 1996, an increase of 10%. This increase reflects the net addition of 120 employees as a result of the Company's continued expansion of business volume, strengthening of its infrastructure, 1996 acquisition of GIS, and 1997 reduction of outside consultants.

     Services and supplies expenses increased to $4.8 million for the nine months ended June 30, 1997 from $4.7 million for the nine months ended June 30, 1996, an increase of 2%. Services and supplies generally consist of outsourced data entry services, general supplies, contract labor and costs related to the use of outside consultants.

     Rents, leases and maintenance expenses increased to $14.4 million for the nine months ended June 30, 1997 from $13.1 million for the nine months ended June 30, 1996, an increase of 14%. The increase was primarily attributable to leasing computers, computer peripheral hardware, additional software, and facility rent.

     Depreciation and amortization expenses increased to $2.9 million for the nine months ended June 30, 1997 from $1.2 million for the nine months ended June 30, 1996, an increase of 156%. The increase was primarily attributable to continued investment in technology, including the upgrade of the Company's mainframe computer and the conversion of the lease for the mainframe from an operating lease to a capital lease in July, 1996. In addition, goodwill related to the acquisition of GIS and Strategic Decision Services of approximately $19 million is being amortized over 40 years.

     Other operating expenses increased to $6.1 million for the nine months ended June 30, 1997 from $4.9 million for the nine months ended June 30, 1996, an increase of 24%. The increase was primarily attributable to operating costs relating to specific customer contracts.

     Research and development costs representing primarily wages and benefits for information technology staff increased to $2.5 million for the nine months ended June 30, 1997 from $1.8 million for the nine months ended June 30, 1996, an increase of 35%. The Company's research and development expenses relate primarily to new product development activities.

     Income taxes increased to $4.8 million for the nine months ended June 30, 1997 from $4.7 million for the nine months ended June 30, 1996. The Company's effective tax rate was 38% for the nine months ended June 30, 1997 and 40% for the nine months ended June 30, 1996.

     Liquidity and Capital Resources
     -------------------------------

     The Company's working capital decreased to $45.5 million as of June 30, 1997 from $46.1 million as of September 30, 1996. The decrease was primarily due to capital expenditures, including capitalized software cost, and payment of $1.3 million for the acquisition of the assets of Credit Strategy Management. The Company's investment policy is to invest in marketable, investment-grade debt instruments of the U.S. Government or tax-free municipal bonds. The Company's investments typically have maturities of three years or less. The Company historically limits its concentration of investments in individual municipalities to $500,000 or less. These tax-free municipal bonds are backed by U.S. Treasuries or insured by a major municipal insurer (principal and interest). As of June 30, 1997, the Company's net accounts receivable were $22.9 million, an increase of 14% over the previous fiscal year end. The increase reflects an increase in work-in-process related to several major projects which were not billed at June 30, 1997. Days outstanding for billed accounts receivable is approximately 70 which is consistent with the previous quarter and a decrease from 77 for fiscal year 1996.

     The Company has available a $2.0 million revolving credit facility. There are no outstanding borrowings under this credit facility. Borrowings under a $10.0 million real estate loan are being repaid over a five year period with interest at 8.5%. Long-term debt increased $14.6 million in the third quarter as a result of recording the sale-leaseback transaction completed in June. The assets were sold at net book value. The lease is accounted for as a capital lease. The Company entered into a loan at the time of the formation of the Company's Employee Stock Ownership Plan, which currently has an outstanding balance of $3.6 million. Borrowings under this ESOP loan are being repaid through December 31, 1998 with interest at 9.3% on the fixed rate portion of the loan ($2.8 million at June 30, 1997) and at 80% of the lender's prime rate for the floating rate portion of the loan ($0.8 million at June 30, 1997), currently 6.8%.

     Effective July 1, 1996, the Company purchased all of the outstanding capital stock of GIS for $16.1 million in cash, guaranteed deferred payments totaling $1,000,000, common stock warrants to purchase 180,000 shares of the Company's Common stock at $16.51 per share and certain contingent payments.

     The company has recorded $18.3 million of goodwill that will be amortized over 40 years using the straight-line method for financial reporting purposes.

     Effective February 3, 1997, the Company purchased all of the assets of Credit Strategy Management, Inc., now known as Strategic Decision Services
     (SDS), for $1.4 million in cash. The Company has recorded $1.4 million of goodwill that will be amortized over 40 years using the straight-line method for financial reporting purposes.

     Effective April 1, 1997, the Company into a new license agreement with a major software vendor for software used for our outsourcing services clients. This new agreement permits the Company to increase its outsourcing client base and mainframe capacity to nearly double current levels without an increase in the fixed license fee for 7 years. While this new arrangement increased rents, leases and maintenance for the third quarter of current fiscal year, we believe this arrangement may provide an opportunity for increased operating margins in the future as our outsourcing revenues increase.

                          PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               10.1 Employment and Consulting Agreement and General Release, dated April 29, 1997, between the Company and Lawrence J. Speh.

               27    Financial Data Schedule.

          (b) No reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    May & Speh, Inc.



Date: August 13, 1997               By:  /s/ Eric M. Loughmiller
                                         Eric M. Loughmiller
                                         Executive Vice President, Chief
                                         Financial Officer