Form 10-K
period 1997-09-30
MAY & SPEH INC
filed 1997-12-29
CIK 1002521

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended September 30, 1997

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from____________to____________

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

            Securities registered pursuant to Section(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $163,839,510 as of December 22, 1997, based upon the last sale price of such stock as reported by The Nasdaq Stock Market on that day. In making this calculation, the Registrant has assumed, without admitting for any purpose, that the Registrant's Employee Stock Ownership Plan and all executive officers and directors of the Registrant, and no other persons, are affiliates.

The number of shares of Common Stock of the Registrant outstanding as of December 22, 1997 was 25,195,854.

Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement relating to the 1998 Annual Meeting of Stockholders (to be filed pursuant to Regulation 14A) have been incorporated by reference into Part III of this report.

                                    PART  I

     In addition to historical information, this report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Certain of these risks and uncertainties are described in reports and other documents filed by May & Speh, Inc., ("May & Speh" or the "Company") with the Securities and Exchange Commission from time to time, including the Prospectus dated March 26, 1996 included in the Company's Registration Statement on Form S-1 (File No. 33-98302).

Item 1.   Business

     May & Speh provides computer-based information management services with a focus on direct marketing and information technology outsourcing services. The Company's direct marketing services help companies execute more profitable direct marketing and customer management programs. Services include strategic analysis and strategy management; systems consulting; custom data warehouse and datamart design, build, implementation and management; statistical (predictive) modeling and analysis; and list processing. May & Speh information technology outsourcing solutions support multi-platform processing, platform migration and network management for clients seeking to outsource their information technology operations, thereby liberating capital and redirecting their focus to more strategic IT initiatives. The Company's direct marketing and information technology outsourcing services are complementary and allow the Company to leverage its investment in its state-of-the-art data processing center as well as its core competencies in customized software systems development, large database management, high speed data processing and data center management. May & Speh's open architecture, multiple platform data center, with processing capacity of approximately 6,000 million instructions per second ("MIPS"), provides its clients with superior processing flexibility and speed.

Market Overview

     Direct Marketing Services

     Direct marketing enables the delivery of a customized message to a defined audience and the measurement of the response to that message. The marketing program can then be evaluated, refined and continuously improved. Effective direct marketing programs require a detailed understanding of customers' and prospective customers' purchasing patterns to promote more relevant and timely offers. The ability to measure the response to a specific marketing program allows the financial return on marketing expenditures to be analyzed.

     Demographic shifts and lifestyle changes, combined with a proliferation of new products and services and the evolution of new marketing mediums (including cable, telemarketing, direct mail, direct response, on-line services and the Internet) have made marketing campaigns increasingly complex. At the same time, marketing costs have been subjected to growing scrutiny by marketing managers. Many marketers have responded to these pressures by reallocating their expenditures from traditional mass marketing to direct marketing.

     Direct marketing programs depend upon the ability of a marketer to access information about their customers and prospects. Historically, valuable sales and customer data within large corporations was often inaccessible as it resided in various incompatible systems. Through advances in computer and software technology, it is now possible to compile very large databases using disparate customer record files combined with data collected from compiled lists owned by third parties. With the development of relational and multidimensional databases, marketers can add new categories of data without having to redesign or rebuild their databases, making it possible to use this data in order to develop customer profiles based on many different attributes. Finally, the development of decision support software has allowed utilization of database marketing at the decision maker level in a client/server environment.

     Direct marketing service providers require the technical resources to manage exceptionally large relational and multidimensional databases and the software capabilities to convert vast amounts of data into usable information. These functions must be performed within tight time constraints making processing speed critical. Many companies choose not to invest in the technological resources necessary to build these capabilities and as a result, choose to outsource database management and list processing services to a proven vendor as a more effective means of accessing the latest technological resources and expertise.

     Information Technology Outsourcing

     Information technology outsourcing includes the provision and management of all or a portion of a client's data processing and information systems functions. In essence, the information technology outsourcing services vendor assumes the client's data center functions and the client continues to retain direct access to their information, although the hardware and software are no longer located on the client's premises. Increasingly, companies are outsourcing their information processing applications as part of an overall effort to focus internal resources on their core competencies while improving operating efficiencies and reducing costs.

     Many companies' information technology departments are burdened with increasing demands for instant access and communication of large amounts of data to multiple locations in real time, requiring high speed processing and telecommunications capabilities. In addition, because computing technology is evolving rapidly, companies are increasingly faced with the decision to either continually invest a significant amount of capital in new technology or to outsource. The increasing demands on information technology departments coupled with the significant ongoing investments required to remain technologically current are key factors in the growing trend towards outsourcing. The advantages to organizations of outsourcing their data processing activities include improved flexibility, reduced capital investments, higher performance and service levels, improved speed of delivery, capacity on demand and cost control.

     The Company believes that the market in which it competes is best defined by the scale of its clients' data processing requirements, not by such clients' revenues. Typically, the scale of these requirements is large but not of a size typically sought by the larger outsourcing service providers such as International Business Machine Corporation's Global Services division, Electronic Data Systems Corporation, Computer Sciences Corporation, Perot Systems, Inc. and SHL Systemhouse, Inc., a subsidiary of MCI Communications Corporation. The Company believes that its data center processing capabilities, while not of a similar scale, are similar to or better than the capabilities of its large competitors in terms of throughput, turnaround capabilities and state-of-the-art equipment utilized.

May & Speh Services and Products

     Direct Marketing Services

     May & Speh provides comprehensive direct marketing services, including database creation, data warehousing, predictive behavioral modeling, list processing and data enhancement. Rather than selling standard products and services to it clients, the Company's approach has been to design and implement creative custom database solutions around the specific needs of its clients.
The principal advantages of customized services include (i) the ability of the database to expand and adapt to the client's changing business needs, (ii) the ability to have these services developed on a platform of the client's choosing, and (iii) the integration of database services with the list processing services necessary to keep the database current.

     Database Management Services. May & Speh's broad range of database management services begins with the Company's proven approach to database development which includes planning and analytical processes to determine the client's needs. Typically, direct marketing databases originate with the client's own files, both current and historical, which generally include name, address and gender, as well as frequency and value of products purchased.

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

     List Processing Services. List processing includes the preparation and generation of comprehensive name and address lists which are used in direct marketing promotions. May & Speh's state-of-the-art data center and large volume processing capabilities allow the Company to meet the direct marketing needs of its clients, processing over seven billion records through its advanced list processing software services in fiscal 1997. May & Speh customizes a list processing solution by utilizing a variety of commercial and proprietary software products, such as Address Conversion and Reformat, Address Standardization and Enhanced Merge/Purge, as well as products which are licensed through the United States Postal Service such as National Change of Address, Delivery Sequence File and Locatable Address Conversion System. Other licensed products are databases used for suppressions such as the Direct Marketing Association's Mail Preference File, the American Correctional Association Prison Suppress File and other files.

     May & Speh's list processing services seek to reduce its clients' mailing costs. For instance, because approximately 15% to 20% of the population moves each year, mailings may be misaddressed or not delivered at all. Through the utilization of May & Speh's Merge/Purge, Address Standardization software, National Change of Address database, Delivery Sequence File and Locatable Address Conversion Database, the Company can eliminate most duplicate names as well as reduce the amount of undeliverable items by an average of 6%.

     Quiddity(TM). In fiscal year 1997, development activities were substantially completed for Quiddity and this new product was introduced to clients and prospects. Quiddity is an on-line relational and open database management system designed specifically for marketing professionals. The product's user-friendly format allows non-technical users to easily access and directly work with marketing databases to create more targeted and profitable one-to-one marketing programs. Quiddity integrates custom-developed and commercial software that complement the Company's suite of direct marketing services. Key features include open architecture, scaleable platforms and an object-oriented application that is work-flow-oriented and intuitive.

     Information Technology Outsourcing

     May & Speh's primary information technology outsourcing service is to manage all or a portion of a client's information processing needs on a cost-effective basis from the Company's data center. After migrating their workload to the Company's data center, clients continue to retain direct access to their information from their remote sites. The Company also provides, to a much lesser extent, applications outsourcing services which include the replacement of a client's in-house technical development staff.

     The primary outsourcing services provided include migration (takeover and turnover) support, on-line and batch processing capacity, technical support, help desk access and support, back-up and recovery, disaster recovery services, operations support, account management, media (tapes, documents, high speed Direct Access Storage Devices subsystems ("DASD"), etc.) management and handling, production control, telecommunications and network management support. These services and support functions are available 24 hours a day, seven days a week.

     Historically, the Company's success in outsourcing has resulted in part from its ability to provide its services with minimal disruption to the client. The Company has established rigorous formal processes to ensure a successful ongoing processing of a client's workload at the Company's data center.

Marketing and Sales

     The Company markets its direct marketing and information technology outsourcing services through separate direct sales forces. Maintaining a separate sales force for each service offering allows the Company's sales representatives to concentrate on particular services, technology and customer demands, thereby staying abreast of developments in these areas. Sales representatives are encouraged to identify cross-selling opportunities. The Company's sales force compensation system provides incentives to salespeople to focus on both attracting larger clients and selling the Company's most profitable services.

     Pricing for direct marketing services is dependent upon the complexity of service required. In general, May & Speh establishes a price list for clients detailing the prices for a broad range of service options. These prices are based on the nature and complexity of the services, volume of records to be processed and the level of customization required. Additionally, if the level of up-front customization is high, the Company charges development fees based on the level of customization required.

     Pricing for information technology outsourcing services is dependent upon the anticipated range of resource consumption. Typically, clients are charged a flat or stepped rate for information technology outsourcing services provided under multi-year contracts. If the processing time, data storage, retrieval requirements and output volume exceed the budgeted amounts, the client is charged additional amounts. Minimum charges and early termination charges are typically included in contracts.

Clients

     The Company has over 180 direct marketing clients, including Fortune 500 companies and other large and medium-sized companies that have significant direct marketing requirements. These clients are primarily in the financial services, consumer products, insurance, and retail industries. The 10 largest direct marketing clients represented approximately 66% of the Company's direct marketing net revenues in fiscal 1997.

     The Company has approximately 150 information technology outsourcing clients. These clients are located primarily in the mid-western United States. The 10 largest outsourcing clients represented approximately 40% of the Company's information technology outsourcing services net revenues in fiscal 1997.

     The Company seeks to maintain long-term relationships with its clients. In fiscal 1997, 66% of net revenues were derived from clients served by the Company for more than three years including Sears, Roebuck and Company ("Sears"), the Company's first client in 1947. In fiscal 1997, Sears accounted for approximately 19.1% of the Company's net revenues. Information technology outsourcing clients typically operate under contracts, usually three years in length. Direct marketing clients typically do not operate under formal contracts, but have traditionally maintained multi-year relationships with May & Speh.

Technology Resources and Facilities

     The Company maintains a state-of-the-art data center with approximately 6,000 MIPS of mainframe and UNIX processing power at its Downers Grove, Illinois headquarters. The Company's processors include and a Hitachi Skyline Series mainframe computer, the world's fastest IBM-compatible processor, and a Hitachi GX/8824 series mainframe computer capable of executing 390 MIPS. For outsourcing projects, the Company has added four Hitachi Pilot processors, which are the fastest CMOS, IBM-compatible mainframe. The Company utilizes other state-of-the-art data center components, such as robotic tape sub-systems, RAID disk systems and high-speed laser, LED and impact printers. The Company supports multiple platforms including mainframe, UNIX and other mid-range computer systems.

     The Company maintains a disaster recovery plan with a commercial disaster recovery service to provide alternative data processing sites in the event the Company experiences a natural disaster or other interruption at its data center. The Company conducts recovery exercises several times per year and encourages its clients to join in this process.

     The Company's headquarters building was custom-designed to be a secure data center environment. Building characteristics include 24-hour security protection, television surveillance, fire and motion alarms and a fire protection system backed up by a sprinkler system. The Company added a generator system which allows it to be self-sufficient if there is a power outage by operating continually until power is restored by the electric utility provider.

Competition

     The markets in which the Company operates are highly competitive and fragmented, with no single dominant competitor. Although numerous smaller companies compete in the direct marketing and outsourcing markets, the Company regularly competes with companies that have more extensive financial, marketing and other resources than the Company. Many of the Company's competitors have substantially greater assets and thus, may have a greater ability to obtain client contracts where sizable asset purchases or investments are required.

     In the direct marketing services market, competition is based on the quality and reliability of products and services, technological expertise, historical experience, ability to develop customized solutions for clients, processing capabilities and price. Management believes that the Company competes favorably in this market based upon these competitive factors. The Company's principal competitors include Acxiom Corporation, Database America Companies, Donnelley Marketing Corp., Harte-Hanks Communication, Inc., Metromail and NeoData Services.

     In the information technology outsourcing market, competition is based on the quality and reliability of services, technical expertise, processing capabilities, processing environment and price. Management believes that the Company competes favorably in this market based upon these competitive factors. Although there are many competitors within the information technology outsourcing services marketplace, the Company's principal competitors are Affiliated Computer Services, Inc., Genix Group, Inc., a wholly-owned subsidiary of MCN Corporation, Lockheed Martin Corporation, PKS Information Services, Inc., Power Computing Company (a division of Philips, N.V.), Western Atlas and other regional outsourcers. In addition, but on a less frequent basis, the Company competes with International Business Machine Corporation's Global Services division, Electronic Data Systems Corporation, Computer Sciences Corporation, Perot Systems, Inc. and SHL Systemhouse, Inc.

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

Employees

     As of September 30, 1997, the Company employed 574 persons. None of the Company's employees are represented by a labor union, and the Company believes that its relations with employees are good.

Item 2.  Properties.

     The Company's executive offices and principal operations are located at 1501 Opus Place, Downers Grove, Illinois, in a 105,352 square foot building leased from a third party for a term of 20 years. The facility is comprised of 67,352 square feet of office space, 25,000 square feet of raised floor facilities which house the Company's data center and 13,000 square feet of tape library. The Company currently leases an additional 127,448 square feet of warehouse and office space in three separate locations in the metropolitan Chicago area with lease terms expiring on various dates through August 2002.

     The Company has executed a 20 year lease for a 200,000 square foot office building under construction on property adjacent to the Company's executive offices. The lease commences upon completion of the building which is expected in September 1998.

     The Company believes that its existing facilities are adequate for its present needs and that the additional facilities proposed for construction will be sufficient to sustain the growth of the Company for the foreseeable future. Notwithstanding, the Company believes that additional space will be available for lease on commercially reasonable terms on an as needed basis.

Item 3.  Legal Proceedings.

     The Company is not a party to any litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 4A. Executive Officers of the Registrant.

     The executive officers of the Company are as follows:

Name                       Age    Position
----                       ---    --------
Peter I. Mason             45     Chairman, President and Chief Executive Officer
Terrance C. Cieslak        51     Executive Vice President and Chief Technology Officer
Robert C. Early            44     Executive Vice President, Corporate Development
Michael J. Loeffler        40     Executive Vice President, Direct Marketing Services
Eric Loughmiller           38     Executive Vice President, Chief Financial Officer and Secretary
John Jazwiec               37     Senior Vice President and Chief Information Officer
Willard E. Engel, Jr.      50     Vice President, Chief Accounting Officer and Treasurer

     Peter I. Mason became Chairman, President and Chief Executive Officer of the Company during 1997. Mr. Mason has served as a director of the Company since 1994. Prior to joining May & Speh, Mr. Mason was a partner in the Chicago law firm of Freeborn & Peters, which he co-founded in 1983 and served as chairman of its operating committee from 1986 to 1996. Mr. Mason served on the board of directors of U.S. Robotics Corporation from 1983 to 1997, and currently serves as a director of Mastering, Inc., and several privately held businesses.

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

     Robert C. Early serves as Executive Vice President, Corporate Development, a position he has held since January 1997. Prior to that, Mr. Early served as Executive Vice President, Chief Financial Officer and Treasurer of the Company from October 1995 through January 1997 and Director of Corporate Growth for the Company from 1993 through October 1995. Mr. Early also has served as a director of the Company since November 1994. Prior to joining the Company, Mr. Early worked as an independent contractor with business advisory firms, including Ridge Capital Corp. and Ridge Advisors, Inc., which provide merger and acquisitions, capital financing and strategic planning advisory services. From 1990 through 1992 Mr. Early was also Vice Chairman of Consolidated Convenience Systems, Inc., a holding company. Prior to 1990, Mr. Early spent approximately 12 years at Grant Thornton LLP, and was the partner responsible for the Chicago office Capital Markets Group from 1985 through 1990.

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

     Eric Loughmiller serves as Executive Vice President and Chief Financial Officer. Prior to joining May & Speh, Mr. Loughmiller was an audit partner at Price Waterhouse LLP where he had spent over 15 years in that firm's Accounting and Business Advisory Services practice. Mr. Loughmiller is a Certified Public Accountant.

     John Jazwiec serves May & Speh as Senior Vice President and Chief Information Officer. He joined the Company in 1997 with over 15 years experience in Data Processing Services with a background in both Mainframe and Client Server platforms. From 1994 to 1997, Mr. Jazwiec served as Vice President and CIO of Fiserv, a banking outsourcing firm. Prior to that time, he served as Vice President and CIO of Siebe Environmentals, a subsidiary of Siebe PLC.

     Willard J. Engel, Jr. has served May & Speh as Vice President and Chief Accounting Officer since 1986 and in other financial and accounting capacities since 1972. Effective January 1997, Mr. Engel became Treasurer and Chief Accounting Officer.

     Officers are chosen and serve at the discretion of the Board of Directors.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

     The Company's Common Stock has been traded on The Nasdaq National Market under the symbol "SPEH" since March 26, 1996, the date of the Company's initial public offering. The table below sets forth for the fiscal period indicated the range of high and low sales prices for the Common Stock as reported by The Nasdaq Stock Market.


                                   1996                         1997
                                   ----                         ----
Fiscal Quarter              High            Low           High            Low
-------------               ----            ---           ----            ---
     Q1                       -              -           19 7/8          11 1/2
     Q2                      12           10 15/16         14             7 1/2
     Q3                    16 1/2          10 7/8        13 1/2           7 3/8
     Q4                    21 1/2          13 3/4        14 3/4             12

     As of December 22, 1997 , there were 103 holders of record of the Company's Common Stock.

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

Use of Proceeds

     On March 26, 1996, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (No. 33-98302), pursuant to which the Company sold 4,355,000 shares of the Company's Common Stock with aggregate offering proceeds of $47.9 million, and certain selling stockholders sold an additional 3,350,000 shares of Common Stock with aggregate offering proceeds of $36.9 million. The managing underwriters of the offering were Donaldson, Lufkin & Jenrette Securities Corporation, BT Alex. Brown, Inc. (formerly Alex. Brown & Sons Incorporated) and ABN AMRO The Chicago Corporation (formerly The Chicago Corporation). The net proceeds to the Company from the offering were approximately $43.5 million, after deducting underwriting discounts and commissions of $3.4 million and offering expenses of approximately $750,000 of legal, accounting, printing and other services. The Company used approximately $19.4 million of the net proceeds in connection with its acquisition of GIS Information Systems, Inc. ("GIS") in July 1996 and Credit Strategy Management ("CSM") in January 1997, and $14.5 million on purchases of computer related equipment. The balance of the net offering proceeds are invested primarily in securities of individual municipalities that are backed by U.S. Treasuries or a major municipal insurer (principal and interest) and will be used in manners similar to the above.

Item 6.  Selected Financial Data

     The following table sets forth selected financial data of the Company for the five fiscal years ended September 30, 1997. The selected financial data has been derived from the Company's audited financial statements. The financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto.

                                                         Fiscal Years Ended September 30,
                                             ------------------------------------------------------
                                                  1993      1994         1995/(1)/  1996       1997
Statement of Operations Data:                          (In thousands, except per share data)
Net revenues                                   $41,792   $51,667   $   61,641   $ 77,223   $ 92,457
Operating expenses:
     Wages and benefits                         14,709    18,624       20,984     23,950     30,437
     Services and supplies                       3,240     3,650        4,160      6,839      6,192
     Rents, leases and maintenance               9,848    11,156       13,878     18,064     20,137
     Depreciation and amortization                 740       912        1,230      2,156      4,420
     Other operating expenses                    3,667     4,034        5,106      6,813      8,433
     ESOP principal payments/(2)/                2,109     2,267        2,411      2,376      2,376
                                               -------   -------   ----------   --------   --------
               Total operating expenses         34,313    40,643       47,769     60,198     71,995
                                               -------   -------   ----------   --------   --------
Operating income                                 7,479    11,024       13,872     17,025     20,462
ESOP interest                                    1,208     1,022          864        611        403
Other (income) expense, net                        662       474          482        (84)     1,161
                                               -------   -------   ----------   --------   --------
Income before income taxes                       5,609     9,528       12,526     16,498     18,898
Income taxes                                     2,203     3,690        4,665      6,274      7,182
                                               -------   -------   ----------   --------   --------
Net income                                     $ 3,406   $ 5,838   $    7,861   $ 10,224   $ 11,716
                                               =======   =======   ==========   ========   ========
Net income per share                             $0.15     $0.26        $0.39      $0.42      $0.45
Weighted average shares and common
     equivalent shares outstanding              23,406    22,375       20,415     24,429     26,219
Operating and Other Data:
Operating margin/(3)/                             17.9%     21.3%        22.5%      22.0%      22.1%
Number of employees at end of period               272       306          331        434        574
Processing capacity (MIPS)
     at end of period                              168       198          500      1,329      5,995

                                                                  September 30,
                                               ----------------------------------------------------
                                                  1993      1994         1995       1996       1997
                                                                  (In thousands)
Balance Sheet Data:
Cash and marketable securities                 $ 4,881   $ 4,459   $    8,602   $ 30,732   $ 22,305
Working capital                                 10,840    12,091       16,519     46,149     47,040
Total assets                                    29,971    33,978       46,804    115,218    148,796
Current maturities of long-term debt             2,724     3,035        3,359      5,330      5,811
Long-term debt                                  17,697    15,051       16,860     22,251     31,546
Total stockholders' equity                       3,989     8,701       17,644     75,731     91,135
----------------------------------------

/(1)/ In fiscal 1995, the Company paid a special dividend of $2.5 million, of which $1.2 million was paid to the Company's Employee Stock Ownership Plan ("ESOP") and is deductible by the Company for federal income tax purposes. The principal purpose of the dividend was to permit the ESOP to prepay without penalty a portion of its outstanding loan balance.

/(2)/ Represents annual tax deductible contributions to the Company's ESOP which are used to service principal payments on the related ESOP loan.

/(3)/Operating margin represents operating income expressed as a percentage of net revenues.
/(4)/The financial information above has been restated to reflect a 12-for-one stock split in December 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     May & Speh celebrated it's 50th anniversary as a provider of information technology services in 1997. May & Speh provides computer-based information management services with a focus on direct marketing and information technology outsourcing services. The Company's direct marketing services help companies execute more profitable direct marketing and customer management programs. Services include strategic analysis and strategy management; systems consulting; data warehouse design and management; modeling and analysis; and list processing. May & Speh information technology solutions support multi-platform processing, platform migration and network management for clients seeking to outsource their information technology operations, thereby liberating capital and redirecting their focus to more strategic information technology initiatives.

     May & Speh has experienced strong growth in revenues and earnings per share over the last five years. For the five fiscal years ended September 30, 1997, the Company's net revenues grew from $41.8 million to $92.5 million and earnings per share increased from $.15 to $.45. During this period, operating margin increased from 17.9% to 22.1%, reflecting achievement of certain economies of scale. The Company has invested in human resources, facilities and technology at rates consistent with growth in revenues over this period. The number of employees has increased from 272 at September 30, 1993 to 574 at September 30, 1997, reflecting the addition of new sales and marketing, technical and administrative personnel to support the Company's emphasis on direct marketing services along with information technology outsourcing services and overall growth. In addition, the Company's ESOP principal payments, which have remained relatively constant in dollar terms, have declined as a percentage of net revenues to 2.6% for fiscal year 1997 from 5.0% in fiscal 1993.

     In fiscal 1997, approximately 61.6% of the Company's net revenues were from direct marketing services which include database creation, data warehousing, predictive behavioral modeling, list processing and data enhancement. Revenues from the Company's existing direct marketing clients are typically recurring in nature, though such services are not provided under long-term contracts. Information technology outsourcing services provided approximately 38.4% of net revenues and are typically performed under multi-year contracts. May & Speh's direct marketing and information technology outsourcing services are complementary and leverage the Company's investment in its state-of-the-art data facility. Investments required to provide services to the new clients are typically spread across multiple contracts. This approach reduces the Company's investment risk and allows for economies of scale.

     The Company regularly evaluates whether to lease or buy its computer equipment. An environment of rapidly changing technology and cost efficient financing arrangements has resulted in the Company leasing most of its computer equipment under three to ten year leases. The Hitachi Data System Skyline 21, which the Company purchased during fiscal year 1997 in order to better facilitate future upgrades, is an exception. Generally, the Company's computer leases with terms in excess of five years are classified as capital leases.

     As of September 30, 1997, the Company had more than 330 clients. The Company's 20 largest clients accounted for approximately 59.4% of the Company's net revenues in fiscal year 1997. Sears represented 19.1% of the fiscal 1997 net revenues. The Company's net revenues for fiscal 1996 and 1997 were concentrated in the following industries:

                                                               1996       1997
                                                               ----       ----
Direct Marketing:
     Financial and banking                                      27%        23%
     Retail                                                     19         18
     Consumer goods                                             10          8
     Insurance                                                   6          5
     Agency                                                      5          5
     Telecommunications and high technology                      6          3
     Other                                                       1          -
Outsourcing (not industry specific)                             26         38

     In October 1988, the Company established an employee stock ownership plan to facilitate employee ownership of the Company. At the time, the ESOP acquired 43.1% of the Company's Common Stock from certain stockholders and incurred a loan obligation of $22.5 million. As of September 30, 1997 the ESOP owned approximately 33% of the Company's outstanding Common Stock. The loan obligation is being repaid by the Company through annual tax deductible contributions and as of September 30, 1997, the loan obligation was $3.0 million. ESOP contributions are reflected in the Company's consolidated statements of operations as "ESOP principal payments" as an operating expense and as an interest expense.

     The Company has announced that a one-time charge of approximately $2.9 million will be recorded in the first quarter of fiscal 1998. This charge represents the present value of payments under existing contracts with prior members of management.

Results of Operations

     The following table sets forth, for the period indicated, certain items derived from the Company's statement of operations as a percentage of revenues:


                                                                             Fiscal Year
                                                            ----------------------------------------------
                                                                 1995            1996            1997
                                                            --------------  --------------  --------------
Net revenues:
     Direct marketing services                                   78.6%          73.0%            61.6%
     Information technology outsourcing services                 21.4           27.0             38.4
                                                                -----          -----            -----
                                                                100.0%         100.0%           100.0%
                                                                -----          -----            -----
Operating expenses:
     Wages and benefits                                          34.1           31.0             32.9
     Services and supplies                                        6.7            8.9              6.7
     Rents, leases and maintenance                               22.5           23.4             21.8
     Depreciation and amortization                                2.0            2.8              4.8
     Other operating expenses                                     8.3            8.8              9.1
     ESOP principal payments                                      3.9            3.1              2.6
                                                                -----          -----            -----
          Total operating expenses                               77.5           78.0             77.9
                                                                -----          -----            -----
Operating income                                                 22.5           22.0             22.1
Interest and other expenses                                      (2.2)          (0.7)            (1.7)
                                                                -----          -----            -----
Income before income taxes                                       20.3           21.3             20.4
Income Taxes                                                     (7.6)          (8.1)            (7.8)
                                                                -----          -----            -----

Net income                                                       12.7%          13.2%            12.6%
                                                                =====          =====            =====


Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

     In fiscal year 1997, net revenues increased to $92.5 million from $77.2 million in fiscal year 1996, an increase of $15.3 million or 20%. Of this net increase, $13.7 million was attributable to new information technology outsourcing services clients and $7.9 million to new direct marketing services clients. These increases were offset by a reduction in revenues of approximately $6.5 million from credit card issuing clients. The Company's direct marketing services revenues increased to $57.0 million for fiscal year 1997 versus $56.4 million for fiscal year 1996, an increase of 1%. The Company's information technology outsourcing services revenues increased to $ 35.5 million for fiscal year 1997 versus $20.8 million for fiscal year 1996, an increase of 70%.

     Wages and benefits increased to $30.4 million for fiscal year 1997 from $24.0 million for fiscal year 1996, an increase of 27%. The increased expenses reflect the net addition of 140 employees as a result of the Company's continued expansion of business volume, the strengthening of its infrastructure, the 1996 acquisition of GIS Information Systems, Inc., the 1997 acquisition of Credit Strategy Management, Inc., now known as Strategic Decision Services ("SDS"), and the replacement of temporary labor with full-time employees during 1997.

     Services and supplies expenses decreased to $6.2 million for fiscal year 1997 from $6.8 million for fiscal year 1996, a decrease of 10%. This decrease reflects the reduction in cost for outside consultants as full-time employees were hired. Services and supplies generally consist of outsourced data entry services, general supplies, contract labor and costs related to the use of outside consultants.

     Rents, leases and maintenance expenses increased to $20.1 million for fiscal year 1997 from $18.1 million for fiscal year 1996, an increase of 11%. The increase was primarily due to leasing computers, computer peripheral hardware, additional software, and additional facility rent to house print operations and new employees. A portion of this increase was due to the acquisition of GIS and its existing computer, computer peripheral hardware, software and facility leases, and the acquisition of CSM and its existing facility leases.

     Depreciation and amortization expenses increased to $4.4 million for fiscal year 1997 from $2.2 million for fiscal year 1996, an increase of 105%. The increase was primarily attributable to continued investment in technology including the upgrade of the Company's mainframe computer and the conversion of the lease for the mainframe from an operating lease to a capital lease in the fourth quarter of fiscal 1996. The Company also purchased the Hitachi Data System Skyline 21 mainframe computer during the third quarter of fiscal 1997.
In addition, the acquisition of GIS in the fourth quarter of fiscal year 1996 and CSM in the second quarter of fiscal year 1997 created goodwill of approximately $21 million that is being amortized over 40 years.

     Other operating expenses increased to $8.4 million for fiscal year 1997 from $6.8 million for fiscal year 1996, an increase of 24%. The increase was primarily attributable to variable costs relating to several client contracts.

     Research and development costs representing primarily wages and benefits for information technology staff and reflected as such in the Company's financial statements increased to $3.4 million for fiscal year 1997 from $2.5 million for fiscal year 1996, an increase of 38%. The Company's research and development expenses relate primarily to new product development activities.

     Income taxes increased to $7.2 million for fiscal year 1997 from $6.3 million for fiscal year 1996. The Company's effective tax rate was 38% for fiscal year 1997 and for fiscal year 1996.

Fiscal Year Ended September 30, 1996 Compared to Fiscal Year Ended September 30, 1995

     In fiscal year 1996, net revenues increased to $77.2 million from $61.6 million in fiscal year 1995, an increase of $15.6 million or 25%. Of the increase, $12.6 million was attributable to services provided to new clients and the remainder was attributable to increased demand for services by existing clients. The Company's direct marketing services revenues increased to $56.4 for fiscal year 1996 versus $48.4 million for fiscal year 1995, an increase of 16%. Of this increase, $1.7 million is attributable to the establishment of SDS. The Company's information technology outsourcing services revenues increased to $20.8 million for fiscal year 1996 versus $13.2 million for fiscal year 1995, an increase of 58%. Of this increase, $3.4 million is attributable to revenues from GIS. GIS was acquired effective July 1, 1996, and sales reflect the period from July 1, 1996 through September 30, 1996.

     Wages and benefits increased to $24.0 million for fiscal year 1996 from $21.0 million for fiscal year 1995, an increase of 14%. The increased expenses reflect the net addition of 103 employees as a result of the Company's continued expansion of business volume and strengthening of its infrastructure. It also reflects the addition of GIS' staff of 48 employees during the fiscal fourth quarter.

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

     Rents, leases and maintenance expenses increased to $18.1 million for fiscal year 1996 from $13.9 million for fiscal year 1995, an increase of 30%. The increase was primarily due to leasing computers, computer peripheral hardware, additional software, and additional facility rent to house print operations and new employees. A portion of this increase was due to the acquisition of GIS and its existing computer, computer peripheral hardware, software and facility leases.

     Depreciation and amortization expenses increased to $2.2 million for fiscal year 1996 from $1.2 million for fiscal year 1995, an increase of 75%. The increase was primarily attributable to continued investment in technology including the upgrade of the Company's mainframe computer and the conversion of the lease for the mainframe from an operational lease to a capital lease.

     Other operating expenses increased to $6.8 million for fiscal year 1996 from $5.1 million for fiscal year 1995, an increase of 33%. The increase was primarily attributable to variable costs relating to several client contracts.

     Research and development costs representing primarily wages and benefits for information technology staff increased to $2.5 million for fiscal year 1996 from $1.9 million for fiscal year 1995, an increase of 34%. The Company's research and development expenses relate primarily to new product development activities.

     Income taxes increased to $6.3 million for fiscal year 1996 from $4.7 million for fiscal year 1995. The Company's effective tax rate was 38% for fiscal year 1996 and 37% for fiscal year 1995.

Liquidity and Capital Resources

     The Company's working capital increased to $47.0 million as of September 30, 1997 from $46.1 million as of September 30, 1996. The Company's investment policy is to invest in marketable, investment-grade debt instruments of the U.S. Government or tax-free municipal bonds. The Company's investments typically have maturities of three years or less. The Company historically limits its concentration of investments in individual municipalities to $500,000 or less. These tax-free municipal bonds are backed by U.S. Treasuries or insured by a major municipal insurer (principal and interest). As of September 30, 1997, the Company's net accounts receivable were $28.6 million, an increase of 36% over the previous fiscal year end. This increase primarily reflects additional services performed for clients during August and September 1997.

     The Company has available a $2.0 million revolving credit facility. There were no outstanding borrowings under this credit facility during 1997. Borrowings under a $12.0 million secured real estate loan were converted into an unsecured term loan. This loan has a five year term at 8.5% interest. Total long-term debt increased $9.8 million during fiscal year 1997 as a result of a sale-leaseback of the Company's primary office facility and the related land. The assets were sold at net book value. The lease is accounted for as a capital lease (see Note 6, Notes to Financial Statements). The Company entered into a loan at the time of the formation of the Company's Employee Stock Ownership Plan, which currently has an outstanding balance of $3.0 million. Borrowings under this ESOP loan are being repaid through December 31, 1998 with interest at 9.3% on the fixed portion of the loan ($2.4 million at September 30, 1997), and at 80% of the lender's prime rate for the floating rate portion of the loan ($0.6 million at September 30, 1997), currently 6.8%. The Company received waivers from its lenders for violations of certain financial covenants for both the term loan and the ESOP loan.

     In connection with the Company's acquisition of GIS in 1996, the Company agreed to pay $1 million of the purchase price on a deferred basis. Of this amount $500,000 was paid during the fourth quarter of fiscal 1997. The balance will be paid in fiscal 1998. In addition, the Company paid $1,050,000 to the former GIS shareholder based on the Company's earnings from former GIS clients. During fiscal 1997, the Company completed its acquisition of Credit Strategy Management for a cash purchase price of $1.4 million.

     Software development costs of $7.1 million were capitalized in fiscal 1997. The Company does not expect research and development expenses to increase materially as a percentage of revenue in the future.

     Effective April 1, 1997, the Company entered into a new license agreement with a major software vendor for software used for outsourcing services clients. This agreement permits the Company to increase its outsourcing client base and mainframe capacity to nearly double current levels without an increase in the fixed license fee for seven years. While this new arrangement increased rents, leases and maintenance expenses for the third and fourth quarters of fiscal 1997, it may provide an opportunity for increased operating margins in the future as outsourcing revenues increase.

Impact of Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Accordingly, any of the Company's computer programs that have date sensitive software may cause system failures or miscalculations if data entry of "00" is recognized as 1900 rather than 2000.

     Based on a recent assessment, the Company determined that it is required to modify portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company believes that with upgrades or modifications to existing software and conversion to new software, the impact of the Year 2000 Issue can be mitigated. However, if such upgrades, modifications and conversions are not made, or are not made in a timely manner, the Year 2000 Issue could have a material impact on the Company's operations.

     The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 compliance. The Company has a full-time manager dedicated to addressing Year 2000 compliance for the Company, clients and vendors. The Company plans to complete the Year 2000 project not later than December 31, 1998. The total Year 2000 project cost is estimated to be $1 million to $3 million. Amounts incurred are expected to be expensed as incurred, unless new software is purchased which will be capitalized. The Company has not incurred significant costs prior to September 30, 1997 other than internal costs to evaluate the extent of Year 2000 compliance and to develop a remediation plan.

     The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 modifications are based on managements' best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.   Financial Statements and Supplementary Data

                                MAY & SPEH, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                            September 30,
                                                   -----------------------------
                                                        1996            1997
                                                   -------------- --------------
Assets
Current assets:
  Cash and cash equivalents                         $ 10,397,858   $  1,888,817
  Marketable securities                               20,334,278     20,415,793
  Accounts receivable trade, net                      21,003,095     28,569,372
  Income taxes refundable                              3,550,617      6,301,217
  Prepaid software royalties                           2,652,398      5,442,796
  Deferred income taxes and other current assets       1,991,794      2,445,829
                                                    ------------   ------------
    Total current assets                              59,930,040     65,063,824
Property, plant and equipment, net                    32,289,746     50,228,440
Goodwill                                              16,863,811     20,099,245
Other assets                                           6,134,473     13,404,419
                                                    ------------   ------------
    Total assets                                    $115,218,070   $148,795,928
                                                    ============   ============
Liabilities and Stockholders' Equity
Current liabilities:
  Current maturities of long-term debt              $  5,329,670   $  5,810,927
  Accounts payable                                     3,713,421      5,017,666
  Accrued wages and benefits                           3,006,991      4,324,814
  Other accrued expenses                               1,730,938      2,870,903
                                                    ------------   ------------
    Total current liabilities                         13,781,020     18,024,310
Long-term debt                                        22,250,802     31,546,484
Deferred income taxes                                  3,455,000      8,090,000
                                                    ------------   ------------
    Total liabilities                                 39,486,822     57,660,794
                                                    ------------   ------------
Commitments and contingencies (Note 7)
Stockholders' equity (Note 8):
  Preferred stock, no par value, 2,000,000 shares
   authorized; no shares issued
  Common stock, $.01 par value, 50,000,000 shares
   authorized; 24,934,154 shares and 25,147,354
   shares issued and outstanding at September 30,
   1996 and 1997                                         249,342        251,474
  Additional paid-in capital                          46,967,691     48,277,867
  Retained earnings                                   33,860,039     45,575,694
                                                    ------------   ------------
                                                      81,077,072     94,105,035
  Unearned ESOP compensation                          (5,345,824)    (2,969,901)
                                                    ------------   ------------
    Total stockholders' equity                        75,731,248     91,135,134
                                                    ------------   ------------
                                                    $115,218,070   $148,795,928
                                                    ============   ============


   The accompanying notes are an integral part of these financial statements.

                                MAY & SPEH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                       For the years ended September 30,
                                                                  -----------------------------------------
                                                                      1995           1996          1997
                                                                  -----------    -----------    -----------
Net revenues                                                      $61,641,273    $77,222,960    $92,457,288
                                                                  -----------    -----------    -----------

Operating expenses:
  Wages and benefits                                               20,983,636     23,950,392     30,436,956
  Services and supplies                                             4,160,441      6,839,200      6,191,501
  Rents, leases and maintenance                                    13,878,290     18,064,271     20,137,243
  Depreciation and amortization                                     1,230,066      2,155,481      4,419,933
  Other operating expenses                                          5,106,579      6,812,536      8,433,104
  ESOP principal payments                                           2,410,539      2,375,923      2,375,923
                                                                  -----------    -----------    -----------
                                                                   47,769,551     60,197,803     71,994,660
                                                                  -----------    -----------    -----------

Operating income                                                   13,871,722     17,025,157     20,462,628
                                                                  -----------    -----------    -----------

Interest and other expense:
  ESOP interest expense                                               863,809        611,552        403,396
  Other interest expense                                              678,843      1,231,263      2,214,705
  Interest income                                                    (206,594)    (1,147,345)    (1,050,765)
  Other, net                                                           10,118       (167,896)        (2,763)
                                                                  -----------    -----------    -----------
                                                                    1,346,176        527,574      1,564,573
                                                                  -----------    -----------    -----------
Income before income taxes                                         12,525,546     16,497,583     18,898,055
Income taxes                                                        4,665,000      6,274,000      7,182,400
                                                                  -----------    -----------    -----------


Net income........................                                $ 7,860,546    $10,223,583    $11,715,655
                                                                  ===========    ===========    ===========

Earnings per common share and
 common equivalent shares
 outstanding......................                                      $0.39          $0.42          $0.45
                                                                  ===========    ===========    ===========
Weighted average shares and
 common equivalent shares
 outstanding......................                                 20,414,947     24,428,746     26,218,916


   The accompanying notes are an integral part of these financial statements.

                               MAY & SPEH, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              Additional
                                                                                Paid-in    Common Stock    Retained
                                                            Common Stock        Capital    Compensation    Earnings        Total
                                                        --------------------    -------    ------------    --------        -----
                                                         Shares      Amount
                                                        ----------  --------
Balance--September 30, 1994............................ 20,465,737  $204,658  $ 1,525,927  ($11,362,877)  $18,333,582   $ 8,701,290
  Net income for the year ended September 30, 1995.....                                                     7,860,546     7,860,546
  ESOP compensation earned during the year ended
     September 30, 1995................................                                       2,410,539                   2,410,539
  Dividends declared and paid..........................                                       1,230,591    (2,545,332)   (1,314,741)
  Tax benefit of dividends paid on unallocated
    shares held by the ESOP............................                                                       247,000       247,000
  Repurchases and retirement of common stock...........   (103,080)   (1,031)                                (259,340)     (260,371)
                                                        ----------  --------  -----------  ------------   -----------   -----------

Balance--September 30, 1995............................ 20,362,657   203,627    1,525,927    (7,721,747)   23,636,456    17,644,263
  Net income for the year ended September 30, 1996.....                                                    10,223,583    10,223,583
  ESOP compensation earned during the year ended
    September 30, 1996 ................................                                       2,375,923                   2,375,923
  Issuance of common stock warrants....................                         1,300,000                                 1,300,000
  Issuance of common stock.............................  4,355,000    43,550   43,005,144                                43,048,694
  Exercise of stock options............................    216,497     2,165    1,136,620                                 1,138,785
                                                        ----------  --------  -----------  ------------   -----------   -----------

Balance--September 30, 1996............................ 24,934,154   249,342   46,967,691    (5,345,824)   33,860,039    75,731,248
  Net income for the year ended September 30, 1997.....                                                    11,715,655    11,715,655
  ESOP compensation earned during the year ended
    September 30, 1997 ................................                                       2,375,923                   2,375,923
  Exercise of stock options............................    213,200     2,132    1,310,176                                 1,312,308
                                                        ----------  --------  -----------  ------------   -----------   -----------

Balance--September 30, 1997............................ 25,147,354  $251,474  $48,277,867  ($ 2,969,901)  $45,575,694   $91,135,134
                                                        ==========  ========  ===========  ============   ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                               MAY & SPEH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the years ended September 30,
                                                                                 -------------------------------------------
                                                                                     1995           1996           1997
                                                                                 -------------  -------------  -------------
Cash flows from operating activities:
  Net income...................................................................  $  7,860,546   $ 10,223,583   $ 11,715,655
  Adjustments to reconcile net income to net cash provided
     by operating activities:
          Depreciation and amortization........................................     1,230,066      2,155,481      4,419,933
          Deferred income taxes................................................       492,000      2,172,000      4,727,000
          ESOP principal payments..............................................     2,410,539      2,375,923      2,375,923
          Changes in assets and liabilities, net of effect from purchase of GIS
               Information Systems, Inc. & Credit Strategy Management
                    Accounts receivable, net...................................      (879,246)    (3,130,272)    (7,566,277)
                    Prepaid expenses and other current assets..................      (196,743)    (1,312,277)    (3,336,433)
                    Income taxes payable/refundable............................      (599,526)    (2,330,001)    (2,750,600)
                    Accounts payable and accrued expenses......................     2,558,198     (1,672,404)     4,065,082
                    Other......................................................       553,996       (125,673)      (108,597)
                                                                                 ------------   ------------   ------------

                         Net cash provided by operating activities.............    13,429,830      8,356,360     13,541,686
                                                                                 ------------   ------------   ------------

Cash flows from investing activities:
  Proceeds from sale of property...............................................                                  12,215,528
  Purchases of property and equipment..........................................    (6,918,157)    (5,189,216)   (19,292,880)
  Purchases of marketable securities...........................................      (647,530)   (31,365,521)   (13,442,385)
  Sales of marketable securities...............................................     1,575,166     12,919,913     13,360,869
  Software development costs capitalized, including related equipment..........    (1,227,969)    (3,990,359)    (7,087,047)
  Acquisition of GIS Information Systems, Inc., and Credit Strategy
     Management................................................................          -       (16,148,513)    (3,235,734)
   Other.......................................................................      (106,114)       (74,000)       (74,000)
                                                                                 ------------   ------------   ------------
                         Net cash used in investing activities.................    (7,324,604)   (43,847,696)   (17,555,649)
                                                                                 ------------   ------------   ------------

Cash flows from financing activities:
  Capital lease principal payments.............................................          -        (1,851,062)    (1,890,175)
  Proceeds from line of credit.................................................    (1,250,000)          -              -
  Proceeds from long-term obligations..........................................    12,000,000           -              -
  Repayments of long-term obligations..........................................   (10,266,987)    (3,161,105)    (3,917,211)
  Dividends paid, net of related ESOP remittance...............................    (1,314,741)          -              -
  Issuance of common stock.....................................................          -        43,048,995           -
  Exercise of stock options....................................................          -         1,138,785      1,312,308
  Repurchases of common stock..................................................      (202,478)          -              -
                                                                                 ------------   ------------   ------------
                         Net cash provided by (used in) financing activities...    (1,034,206)    39,175,613     (4,495,078)
                                                                                 ------------   ------------   ------------
                         Net change in cash and cash equivalents...............     5,071,020      3,684,277     (8,509,041)

Cash and cash equivalents:
  Beginning of period..........................................................     1,642,561      6,713,581     10,397,858
                                                                                 ------------   ------------   ------------
  End of period................................................................     6,713,581     10,397,858      1,888,817
                                                                                 ------------   ------------   ------------
Supplemental cash flow information:
  Cash paid during the period for:
     Interest..................................................................     1,665,000      1,843,000      2,618,000
                                                                                 ------------   ------------   ------------
     Income taxes..............................................................     5,155,000      5,770,773      5,250,000
                                                                                 ------------   ------------   ------------
  Non-cash financing/investing activities:
     Acquisition of property and equipment under capital leases................       342,000     11,373,000     15,321,000
                                                                                 ------------   ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                               MAY & SPEH, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     May & Speh, Inc. ("May & Speh" or the "Company") is a provider of computer-based information management services primarily for clients with significant direct marketing requirements. The Company provides direct marketing services including database creation, data warehousing, predictive behavioral modeling list processing and data enhancement. The Company also provides information technology outsourcing services.

     In December 1995, the Company effected a 12-for-one stock split. The accompanying financial statements and related notes thereto have been restated to reflect the 12-for-one stock split for all periods presented.

 Cash and cash equivalents

     The Company considers highly liquid investments with an original maturity of 90 days or less as cash equivalents.

 Revenue recognition

     Revenue is recognized as services are performed. Direct marketing services revenues are generally determined based upon the number of records processed and are recognized as such processes are completed. Information technology outsourcing services revenues are recognized based upon the amount of computer time used. Unbilled accounts receivable consist primarily of services performed which are billable upon project completion or upon occurrence of other specified events. Unbilled accounts receivable are generally billed within 90 days of income recognition. Accounts receivable are unsecured.

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

          Computers and related equipment........         5 to 10 years
          Building and improvements..............      10 to 31.5 years
          Office furniture and equipment.........              12 years
          Automobiles............................               5 years

 Capitalized software costs

     Development costs for software to be sold or leased to third parties is expensed as incurred until such time as technological feasibility is established. Upon establishment of technological feasibility, future costs are capitalized until the product is available for general release to clients. Amortization of capitalized software costs is the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total current and future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product of five to seven years. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product or both will be reduced in the future. In addition, software costs are generally subject to technological obsolescence in the future.

 Research and development costs

     The Company expenses research and development costs incurred until technological feasibility is established. For the years ended September 30, 1995, 1996 and 1997, the Company expensed $1,860,055, $2,486,247 and $3,425,750, respectively, as research and development costs. Research and development costs are primarily wages and benefits for staff and are reflected as such in the accompanying financial statements.

 Income taxes

     The Company uses the asset and liability approach under which deferred income taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

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

 Goodwill

     In connection with its acquisition of GIS Information Systems, Inc.
("GIS") in July 1996, the Company recorded goodwill of $16,970,000. An additional $2,416,000 was recorded during the year ended September 30, 1997 related to incentive payments and estimated costs to be incurred in consolidating GIS's operations. The Company also recorded goodwill of $1,295,000 related to its acquisition of Credit Strategy Management, Inc. ("CSM") in 1997. Total goodwill aggregated $20,681,000 at September 30, 1997. Accumulated amortization totaled $106,000 and $582,000 at September 30, 1996 and 1997, respectively. Goodwill is amortized using the straight line method over a 40-year period for financial reporting purposes.

     The Company reviews the carrying value of goodwill and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This review is performed by comparing estimated undiscounted future cash flows from use of the asset to the recorded value of the asset.

 Other assets

     Other assets include cash surrender value of life insurance policies, deposits and capitalized software costs. Capitalized software costs of $5,218,000, and $12,305,000 are included in other assets as of September 30, 1996 and 1997, respectively. Amortization of such costs will commence when the product is available for general release to clients.

 Significant clients

     Sears, Roebuck and Co. accounted for 17.1%, 17.6% and 19.1%, of the Company's net revenues in fiscal 1995, 1996, and 1997, respectively. Capital One Bank accounted for 10.6% of the Company's revenue in fiscal 1995.

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

  Fair value of financial instruments


     The carrying amount reported in the consolidated balance sheets for cash, marketable securities, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The recorded value of long-term debt is estimated to approximate fair value due to the interest rates incurred by the Company on such debt.

 New accounting pronouncements

     SFAS No. 128, "Earnings per Share," issued in February 1997, changes the method of calculating earnings per share and will be effective for the Company's financial statements for the year ending September 30, 1998. Earlier application is not permitted. However, the Company is permitted to disclose pro forma earnings per share amounts computed using this Statement in periods prior to adoption. Upon adoption, all prior period earnings per share data presented shall be restated to conform to this Statement. The calculation of earnings per share under this Statement is less complex than prior methods and more consistent with international accounting standards. Adoption of this Statement is not expected to have a material impact on amounts previously reported as earnings per common share.

     SFAS No. 130, "Reporting Comprehensive Income," issued in June 1997, will require the Company to disclose, in financial statement format, all non-owner changes in equity. Such changes include, for example, cumulative foreign currency translation adjustments, certain minimum pension liabilities and unrealized gains and losses on available-for-sale securities. This Statement is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statements for comparability purposes. The Company expects to adopt this Statement beginning with its financial statements for the year ending September 30, 1999. Adoption of this statement is not expected to have a material impact on the Company's financial statements.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued in June 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major clients. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company expects to adopt this Statement in its financial statements for the year ending September 30, 1999.

NOTE 2--MARKETABLE SECURITIES

     The Company's marketable securities are summarized as follows:

                                                   September 30, 1997
                                        ----------------------------------------
         Class of security                                Fair       Unrealized
     -------------------------                            ----       ----------
                                        Cost Basis    Market Value   Gain (loss)
                                        -----------   ------------   -----------
     Municipal bonds                    $18,415,793    $18,700,051      $284,258
     Equities and mutual funds            2,000,000      2,000,000             -
                                        -----------    -----------      --------
                                        $20,415,793    $20,700,051      $284,258
                                        ===========    ===========      ========

     The Company determines the cost basis of its marketable securities using the specific identification method. The net unrealized gain relating to marketable securities is not significant and has not been reflected in the accompanying financial statements. The Company's investments in municipal bonds generally mature in one to three years.

NOTE 3--ACCOUNTS RECEIVABLE

     Accounts receivable are summarized as follows:

                                                                   September 30,
                                                          --------------------------------
                                                             1996                 1997
                                                             ----                 ----
      Trade accounts receivable:
         Billed........................................   $19,289,683          $21,657,013
         Unbilled......................................     2,066,412            4,817,056
                                                          -----------          -----------
                                                           21,356,095           26,474,069
            Less--Allowance for doubtful accounts......      (353,000)            (330,000)
                                                          -----------          -----------
                                                           21,003,095           26,144,069
      Other accounts receivable........................             -            2,425,303
                                                          -----------          -----------
                                                          $21,003,095          $28,569,372
                                                          ===========          ===========

NOTE 4--PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:

                                                                 September 30,
                                                        --------------------------------
                                                           1996                 1997
                                                           ----                 ----
      Building and improvements.....................    $11,297,039         $ 12,814,033
      Computers and related equipment...............     20,584,392           36,476,595
      Office furniture and equipment................      3,361,864            5,488,584
      Automobiles...................................        190,452              168,789
                                                        -----------         ------------

                                                         35,433,747           54,948,001
      Less--Accumulated depreciation................     (9,347,242)         (10,754,380)
                                                        -----------         ------------

                                                         26,086,505           44,193,621
      Land and land improvements....................      6,203,241            6,034,819
                                                        -----------         ------------

                                                        $32,289,746           50,228,440
                                                        ===========         ============

     Assets under capital lease had an initial value of $11,716,000 and $26,770,978, and accumulated amortization of $362,000 and $1,618,081, at September 30, 1996 and 1997, respectively. As of September 30,

1996 all assets under capital leases were computer and related equipment. As of September 30, 1997, $9,103,562 related to buildings and improvements, $5,835,060 related to land and $11,832,356 related to computers and related equipment. The amortization of these capitalized assets is included in depreciation expense for the years ended September 30, 1995, 1996 and 1997.

NOTE 5--INCOME TAXES

     The Company's provision for income taxes is summarized as follows:

                                                           For the years ended
                                                           -------------------
                                                              September 30,
                                                  --------------------------------------
                                               1995                1996                1997
                                               ----                ----                ----
     Current:
        Federal.........................    $3,359,000          $3,125,000          $2,121,200
        State...........................       814,000             762,000             334,200
                                            ----------          ----------          ----------

                                             4,173,000           3,887,000           2,455,400
                                            ----------          ----------          ----------

     Deferred:
        Federal.........................       399,000           2,081,000           4,143,000
        State...........................        93,000             306,000             584,000
                                            ----------          ----------          ----------

                                               492,000           2,387,000           4,727,000
                                            ----------          ----------          ----------

                                            $4,665,000          $6,274,000          $7,182,400
                                            ==========          ==========          ==========

     The Company's deferred income tax asset (liability) balances are summarized as follows:

                                                                     September 30,
                                                                 ---------------------
                                                                 1996             1997
                                                                 ----             ----
     ESOP expenses...........................................    $   144,000      $   128,000
     Allowance for doubtful accounts.........................        138,000          129,000
     Accrued expenses........................................        433,000          643,000
     Deferred charges........................................        155,000                -
     Non-compete agreement...................................        263,000          242,000
     Other...................................................              -           30,000
                                                                 -----------      -----------

       Gross deferred tax assets.............................      1,133,000        1,172,000
                                                                 -----------      -----------

     Depreciation............................................     (1,104,000)      (3,656,000)
     Software development costs capitalized..................     (2,035,000)      (4,799,000)
     Capital lease payment...................................       (545,000)               -
     Goodwill................................................        (69,000)        (173,000)
     Other...................................................       (109,000)               -
                                                                 -----------      -----------

       Gross deferred tax liabilities........................     (3,862,000)      (8,628,000)
                                                                 -----------      -----------
     Net deferred taxes......................................    $(2,729,000)     $(7,456,000)
                                                                 ===========      ===========

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:



                                                                           1995           1996             1997
                                                                           ----           ----             ----
     Income taxes at federal statutory rate..........................        34%            34%             34%
     State taxes, net of federal benefit.............................         5              5               5
     Dividends paid on allocated shares held by ESOP.................        (2)             -               -
     Municipal bond interest income..................................         -             (1)             (1)
                                                                             ---            ---             ---
                                                                             37%            38%             38%
                                                                            ====           =====           ====

NOTE 6--LINE OF CREDIT AND LONG-TERM DEBT

     Effective May 16, 1994, the Company entered into a line of credit agreement with a bank under which the Company may borrow up to $2,000,000 with interest payable at the bank's prime rate (8.5% at September 30, 1996 and 1997). This loan is payable on demand and is secured by substantially all of the assets of the Company. No amounts were outstanding under this agreement as of September 30, 1996 and 1997.

     Long-term debt is summarized as follows:

                                                     September 30,
                                          ------------------------------------
                                                1996               1997
                                          ----------------  ------------------
     ESOP loan..........................      $ 5,345,823         $ 2,969,901
     Term loan..........................       11,200,000          10,200,000
     Capital lease obligations..........        9,975,431          23,687,510
     Deferred acquisition payments......        1,000,000             500,000
     Other..............................           59,218                   -
                                              -----------         -----------
                                               27,580,472          37,357,411
     Less--Current maturities...........       (5,329,670)         (5,810,927)
                                              -----------         -----------

                                              $22,250,802         $31,546,484
                                              ===========         ===========

 ESOP Loan

     Effective November 10, 1988, the Company entered into a $22,500,000 term loan agreement with a bank (the ESOP Loan). Under the terms of the agreement, the Company must make quarterly payments of principal (in varying amounts as summarized below) plus interest. This interest rate is subject to adjustments based upon changes in federal and state tax rates or changes in the proportion of the bank's income from this loan which is includable in gross income for federal income tax purposes.

     Amounts outstanding under the ESOP Loan are collateralized by the ESOP Note, an assignment of the pledge agreement between the Company and the ESOP (whereby the ESOP pledged the unallocated ESOP Shares as collateral for the ESOP
Note) and a security interest in all assets of the Company.

     The ESOP Loan contains certain restrictive covenants that, among other things, limit capital expenditures, additional indebtedness, certain investments, the repurchase of common stock and the payment of dividends and require the Company to maintain certain working capital and other financial measures. The Company was in violation of certain of these restrictive covenants as of September 30, 1996 and 1997 and waivers of such violations were received from the bank.

     On September 28, 1995, the Company's Board of Directors declared and paid a $0.125 per share dividend. The portion of this dividend which was paid on shares held by the ESOP (unallocated and allocated) was used to prepay $1,231,000 of the ESOP Note and, accordingly, the Company prepaid, without penalty, $1,231,000 of the variable rate portion of the ESOP Loan.

Capital Lease Obligations

     The Company entered into a sale-leaseback agreement with a third party selling the existing building and land, including 10.4 acres located adjacent to the existing building that will be used to build a new 200,000 square foot building. The Company has entered into a 20-year lease with the third party on the existing building, and it has also entered into a 20-year lease for the new 200,000 square foot building currently under construction on the property adjacent to the Company's executive offices. The lease commences upon completion of the building expected to be completed in September 1998 and is classified as a capital lease. The existing building and land were sold at its book value of approximately $12.2 million. The interest rate implicit in the Company's capital leases approximates 8%.

 Term Loan

     During fiscal 1995, the Company entered into a $12,000,000 credit facility to finance the expansion of the Company's facilities. The credit facility requires quarterly principal payments of $200,000 plus interest at 8.5% (fixed rate) with the balance to be paid in 2005. This credit facility contains certain restrictive covenants that limit capital expenditures, limit additional indebtedness, restrict certain investments, restrict the repurchase of common stock and limit the payment of dividends. This debt agreement was amended during fiscal 1996 to allow the acquisition of GIS Information Systems, Inc. (see Note
10). The Company is also required to maintain working capital and other financial measures. The Company was in violation of certain of these restrictive covenants as of September 30, 1996 and 1997. Waivers of such violations were received from the bank.

 Summary of maturities

     A summary of principal maturities relating to long-term obligations is as follows:

                                                                        Deferred
                                        Term          Capital          Acquisition
                    ESOP Loan           Loan           Lease             Payment          Totals
                    ---------           ----          -------          -----------        ------
     1998          $ 2,375,922       $  800,000      $ 2,135,005        $ 500,000      $ 5,810,927
     1999              593,979          800,000        2,471,338                         3,865,317
     2000                               800,000        2,692,799                         3,492,799
     2001                               800,000        2,934,111                         3,734,111
     2002                               800,000          547,497                         1,347,497
Thereafter                            6,200,000       12,906,760                        19,106,760
                    ----------      -----------      -----------        ---------      -----------
                    $2,969,901      $10,200,000      $23,687,510        $ 500,000      $37,357,411
                    ==========      ===========      ===========        =========      ===========


NOTE 7--COMMITMENTS AND CONTINGENCIES

     The Company currently leases warehouse and office space in the metropolitan Chicago area under the terms of operating leases expiring on various dates through August 2002. The Company also leases certain computer and other office equipment under the terms of operating leases.

     The aggregate future minimum lease commitments under these operating leases are as follows:

                     For the year ending
                        September 30,
                    1998............................   $10,611,508
                    1999............................     8,459,609
                    2000............................     6,886,069
                    2001............................     4,365,069
                    2002 and thereafter.............   $ 1,269,069

     Total rental expense for the years ended September 30, 1995, 1996 and 1997, under the operating leases approximated $8,644,000, $11,711,000 and $11,511,000 respectively.

NOTE 8--STOCKHOLDERS' EQUITY

     On March 29, 1996, the Company completed an initial public offering of 3,350,000 shares of its common stock, par value $.01 per share. Certain stockholders of the Company sold an additional 3,350,000 shares of common stock in the offering. In addition, on April 24, 1996, the Company completed the offering of an additional 1,005,000 shares of common stock that were subject to an over-allotment option granted to the underwriters of the initial public offering. The net proceeds to the Company were approximately $43,500,000 after deducting underwriting discounts and offering expenses.

     A summary of share transactions within the ESOP is as follows:

                                                          For the years ended September 30,
                                  ----------------------------------------------------------------------------------
                                             1995                        1996                        1997
                                             ----                        ----                        ----
                                  Unallocated    Allocated    Unallocated    Allocated    Unallocated    Allocated
                                  -----------    ---------    -----------    ----------   -----------    ---------
Shares
         Beginning of year          5,070,900     4,796,904     3,445,788     6,398,941     2,403,717     5,963,115
         Released and allocated    (1,625,112)    1,625,112    (1,042,071)    1,042,071    (1,098,631)    1,098,631
         Distributed to                             (23,075)                     (1,188)                   (162,566)
         participants
         Sold in Offering                                                    (1,476,709)
         End of year                3,445,788     6,398,941     2,403,717     5,963,115     1,305,086     6,899,180

NOTE 9--STOCK OPTION PLANS

     Effective September 30, 1994, the Company established the 1994 Executive Stock Option Plan ("the 1994 plan"). The Company has established the 1995 Key Employee Stock Option Plan ("the 1995 plan"), as amended and restated August 8, 1996. Under the terms of the 1994 plan, the Compensation Committee (the Committee) of the Company's Board of Directors may grant options for the purchase of up to 3,600,000 shares of the Company's common stock with exercise prices and vesting requirements at the sole discretion of the Committee. The Committee may grant options for the purchase of up to 2,000,000 shares of common stock under the terms of the 1995 plan.

     During fiscal 1995, 1996 and 1997, the Company granted options to purchase 2,826,000, 1,130,200, and 1,305,200 respectively, shares of common stock at the estimated fair market value at the date of grant to certain employees. The exercise price of these options ranged from $2.08 to $19.88 per share. Options to purchase 600,000 shares and 72,000 were canceled by the Company in fiscal 1995 and fiscal 1997, respectively. No options were canceled in fiscal 1996. There were no options which expired or were exercised during fiscal 1995. In fiscal 1996, 216,497 options were exercised at a weighted-average exercise price of $2.08. In fiscal 1997, 213,200 options were exercised at a weighted-average exercise price of $2.15.

     As of September 30, 1997, options to purchase the Company's common stock were outstanding as follows:

                                           Shares
                                           ------     Weighted-Average
                                         Underlying      Per Share     Option Shares
                                         ----------      ---------     --------------
              Date of Grant               Options      Exercise Price      Vested
              -------------               -------      --------------  --------------
     October 1, 1994-June 1, 1995           1,700,303           $2.13       1,249,200
     February 1, 1996-September 23, 1996    1,082,200            7.78         216,400
     December 24, 1996-August 4, 1997       1,305,200            9.10               -

                                            4,087,703                       1,465,600
                                            =========                       =========


     Generally, these options vest and become exercisable in five equal annual increments beginning one year after the issue date and expire 10 years after the issue date.

     The fair value of options at date of grant was $5.86 in fiscal 1997 and $6.03 in fiscal 1996. These values were determined by the Black-Scholes model with the following weighted average assumptions for fiscal 1997 and 1996, respectively: interest rate of 6.63% and 6.08%; volatility of 46% and 45%; no annual dividends; and, an expected life of 8 years for all three fiscal years.

     The Company generally recognizes no compensation expense with respect to awards of stock options since the exercise price of the common stock options awarded are equal to the fair market value of the underlying security on the date of grant. If the Company adopted Statement of Financial Accounting Standard Number 123 with respect to stock options, net income would have been $10,433,192 or $0.40 per share in fiscal 1997 and $9,788,696 or $0.40 per share in fiscal 1996. The pro forma effect on net income and earnings per share for fiscal 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to September 30, 1995.

NOTE 10--ACQUISITIONS

     Effective February 3, 1997, the Company acquired the assets of Credit Strategy Management, Inc. for $1.4 million cash. Credit Strategy Management, Inc. provides modeling and analysis services and is located in Atlanta, Georgia. Approximately $1.3 million of the purchase price was allocated to goodwill, which is amortized using the straight line method over a 40-year period. The acquisition has been accounted for under the purchase method of accounting.

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

     Fair value of assets acquired                         $20,606,581
     Issuance of common stock warrants                       1,300,000
     Cash paid for common stock                             16,148,513
                                                           -----------
        Liabilities assumed                                $ 3,158,068
                                                           ===========

GIS was a provider of data processing outsourcing services and was based in Oak Brook, Illinois.

     The fair value of the warrant to purchase 180,000 shares (which are fully vested and expire on July 18, 2001) of the Company's common stock approximated $1,300,000, and is included in part in capital as of September 30, 1996 and 1997. A payment of $1,050,000 was made based upon an earn-out provision for the period July 1, 1996 through June 30, 1997. A similar additional payment is expected based on an earn-out provision for the period July 1, 1997 through June 30, 1998. Payments made under these earn-out provisions are reflected as an increase in goodwill. The Company reserved $1,350,000 in the first quarter of fiscal 1997 related to costs incurred in consolidating GIS operations. These costs were paid during fiscal 1997 and primarily consisted of rental commitments for property having no future economic value to the Company. The amount reserved was also included as a component of goodwill.

     The acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired was allocated to goodwill. This goodwill is amortized using the straight line method over a 40-year period for financial reporting purposes.

     The following unaudited pro forma financial information presents the results of operations of the Company and the acquired business as if the acquisitions had occurred at the beginning of each fiscal year. The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprises:

                                                                        1996
                                                                        ----
Net Revenues                                                         $86,696,000
Net Income                                                            11,217,000
Earnings Per Common Share and Common equivalent share                $      0.46

NOTE 11--SUBSEQUENT EVENT

     In October 1997, the Company announced a one-time charge of approximately $2.9 million in the first quarter of fiscal 1998, which represents the present value of payments under existing contracts with prior members of management.

NOTE 12--QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized unaudited quarterly data for the years ended September 30, 1997 and 1996 are as follows:


                                                  1st quarter         2nd quarter         3rd quarter         4th quarter
                                                  -----------         -----------         -----------         -----------
  1996
  ----
  Net Revenues                                    $16,043,616         $19,132,514        $ 19,997,045         $22,049,785
  Operating Income                                  3,070,007           4,153,782           4,854,828           4,946,541
  Net Income                                        1,661,403           2,368,722           3,067,002           3,126,456
  Earnings Per Common Share and
  common equivalent share                         $      0.08         $      0.11        $       0.12         $      0.12

  1997
  ----
  Net Revenue                                     $21,228,730         $21,692,905        $ 23,625,454         $25,910,199
  Operating Income                                  4,090,380           4,347,052           5,347,905           6,677,291
  Net Income                                        2,366,703           2,419,205           3,087,366           3,842,381
  Earnings Per Common Share and
  common equivalent share                         $      0.09         $      0.09        $       0.12         $      0.15

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
  Stockholders of May & Speh, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of May & Speh, Inc. and its subsidiary at September 30, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP

Chicago, Illinois
November 10, 1997

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Please refer to the information set forth under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be issued in connection with the 1998 Annual Meeting of Stockholders and the information set forth under Item 4A of this report, all of which information is incorporated herein by reference.

Item 11.  Executive Compensation.

     Please refer to the information set forth under the heading "Executive Compensation" in the Company's definitive Proxy Statement to be issued in connection with the 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Please refer to the information set forth under the heading "Ownership of Securities" in the Company's definitive Proxy Statement to be issued in connection with the 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     Please refer to the information set forth under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be issued in connection with the 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  Documents Filed as Part of this Report

          1.   Financial Statements (included under Item 8 of this report):

               Consolidated Balance Sheets as of September 30, 1997 and 1996 Consolidated Statements of Operations for the years ended
                 September 30, 1997, 1996 and 1995
               Consolidated Statements of Stockholders' Equity for the years ended September 30, 1997, 1996 and 1995
               Consolidated Statements of Cash Flows for the years ended
                 September 30, 1997, 1996 and 1995
               Notes to Consolidated Financial Statements
               Report of Independent Accountants

          2.   Financial Statement Schedules:

               Financial statement schedules are omitted because they are not applicable, not required or because the required information is included in the Company's Consolidated Financial Statements and Notes thereto.

          3.   Exhibits Required to be filed by Item 601 of Regulation S-K:

               3.1 Certification of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1
                       (File No. 33-98302) (the "Form S-1")
               3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form S-1)
               3.3 Designation of Preferences for Series A Preferred Stock (incorporated by reference to Exhibit 3.3 to the Form S-1)
               4.1 Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1)
               10.1* May & Speh, Inc. 1994 Executive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Form S-1)
               10.2* Form of Stock Option Agreement under the May & Speh, Inc. 1994 Executive Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Form S-1)
               10.3* May & Speh, Inc. 1995 Key Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 (File No. 333-13711) (the "Form S-8"))
               10.4* Form of Stock Option Agreement under the May & Speh, Inc. 1995 Key Employee Stock Option Plan (incorporated by reference to Exhibit 4.7 to the Form S-8)
                10.5* Employment Agreement with Albert J. Speh, Jr. (incorporated by reference to Exhibit 10.4 to the Form S-1)
                10.6* Employment Agreement with Lawrence J. Speh (incorporated by reference to Exhibit 10.5 to the Form S-1)
                10.7* Employment Agreement with Michael J. Loeffler (incorporated by reference to Exhibit 10.6 to the Form S-1)
                10.8 May & Speh, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.8 to the Form S-1)
                10.9 Amendment No. 1 to the May & Speh, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (the "Form 10-Q"))
                10.10 Amendment No. 2 to the May & Speh, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit
                       10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996)
                10.11 May & Speh, Inc. Employee Stock Ownership Trust (incorporated by reference to Exhibit 10.3 to the Form 10-Q)
                10.12 Term Loan Agreement by and between The Northern Trust Company and the Registrant dated November 10, 1988, as amended (incorporated by reference to Exhibit 10.9 to the Form S-1)
                10.13 Amended and Restated Security Agreement dated May 16, 1994 by and between the Registrant and The Northern Trust Company

                      (incorporated by reference to Exhibit 10.10 to the
                      Form S-1)
               10.14  Term Loan Agreement by and between the Registrant and
                      Harris Trust and Savings Bank dated as of March 30, 1995,
                      as amended (incorporated by reference to Exhibit 10.11 to
                      the Form S-1)
               10.15  Third Amendment to the Term Loan Agreement by and between the Registrant and Harris Trust and Savings Bank, dated
                      July 17, 1996 (incorporated by reference to Exhibit 3 to
                      the Registrant's Current Report on Form 8-K dated July 18,
                      1996 (the "Form 8-K"))
               10.16  Mortgage and Security Agreement with Assignment of Rents dated as of March 30, 1995 from the Registrant to Harris
                      Trust and Savings Bank, as amended (incorporated by
                      reference to Exhibit 10.12 to the Form S-1)
               10.17  Stock Purchase Agreement dated July 1, 1996 by and between the Registrant, Faneuil, Inc. and Faneuil ISG, Inc.,
                      including the following Exhibits: 2.5(a)(iii) Form of
                      Opinions of Bingham, Dana & Gould and Thompson Dorfman
                      Sweatman; 2.5(a)(iv) Form of Disaffiliation Tax Sharing
                      Agreement; 2.5(b)(ii) Form of Warrant; 2.5(b)(iv) Form of
                      Opinion of Freeborn & Peters; 2.5(b)(v) Form of Services
                      Agreement; 2l5(c) Form of Employment Agreement; 2.5(d)
                      Form of Stock Option Agreement; 10.8 Form of Set-Off
                      Escrow Agreement (incorporated by reference to Exhibit 1
                      to the Form 8-K)
               10.18  Amendment No. 3 to the May & Speh, Inc. Employee Stock
                      Ownership Plan (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the
                      quarter ended December 31, 1996)
               10.19* Employment Agreement between the Registrant and Eric M.
                      Loughmiller (incorporated by reference to Exhibit 10.1 to
                      the Registrant's Quarterly Report on Form 10-Q for the
                      quarter ended March 31, 1997 ("the March 1997 10-Q")
               10.20* Employment Agreement between the Registrant and Peter I.
                      Mason (incorporated by reference to Exhibit 10.2 to the
                      March 1997 10-Q)
               10.21  Amendment No. 4 to the May & Speh, Inc. Employee Stock
                      Ownership Plan (incorporated by reference to Exhibit 10.3
                      to the March 1997 10-Q)
               10.22* Employment and Consulting Agreement and General Release
                      between the Registrant and Lawrence J. Speh (incorporated
                      by reference to Exhibit 10.1 to the Registrant's Quarterly
                      Report on Form 10-Q for the quarter ended June 30, 1997)
               10.23* First Amendment to Employment and Consulting Agreement and
                      General Release between the Registrant and Lawrence J.
                      Speh (filed herewith)
               10.24  Purchase and Sale Agreement dated April 16, 1997 by and between the Registrant and Finley Partners, L.L.C. (filed
                      herewith)
               10.25  Office Lease for 1501 Opus Place, Downers Grove, Illinois,
                      dated June 2, 1997, between Bank One, Illinois, N.A., as
                      Trustee under Trust No. 11097, and the Registrant (the
                      "1501 Lease") (filed herewith)
               10.26  First Amendment to 1501 Lease dated November 1, 1997
                      (filed herewith)
               10.27  Office Lease for 3333 Finley Road, Downers Grove,
                      Illinois, dated June 2, 1997, between Bank One, Illinois,
                      N.A., as Trustee under Trust No. 11097, and the Registrant
                      (the "3333 Lease") (filed herewith)
               10.28  First Amendment to 3333 Lease dated November 1, 1997
                      (filed herewith)
               21     Subsidiaries of Registrant (incorporated by reference to
                      Exhibit 21 to the Registrant's Annual Report on Form 10-K
                      for the fiscal year ended September 30, 1996)
               23     Consent of Price Waterhouse LLP (filed herewith)
               24     Power of Attorney (contained on signature pages hereto)
               27     Financial Data Schedule (filed herewith)

               ------------------------
               * Management contract or compensatory plan or arrangement

     (b)  Reports on Form 8-K

          The Registrant did not file any reports on Form 8-K during the period covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 1997.

                                       MAY & SPEH, INC.

                                       /s/ Peter I. Mason
                                       -----------------------------------------
                                       By:    Peter I. Mason
                                       Title: Chairman, President and
                                              Chief Executive Officer


                               POWER OF ATTORNEY

     Know all men by these presents, that each person whose signature appears below constitutes and appoints Eric M. Loughmiller and Willard E. Engel, Jr., and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 29, 1997.

                 Name                                     Title
                 ----                                     -----
/s/ Peter I. Mason                       Chairman, President and Chief Executive
--------------------------------------   Officer (principal executive officer)
Peter I. Mason


/s/ Albert J. Speh, Jr.                  Director
--------------------------------------
Albert J. Speh, Jr.


/s/ Lawrence J. Speh                     Director
--------------------------------------
Lawrence J. Speh


/s/ Robert C. Early                      Executive Vice President, Corporate
--------------------------------------   Development and Director
Robert C. Early

/s/ Deborah A. Bricker                   Director
--------------------------------------
Deborah A. Bricker


/s/ Eric Loughmiller                     Executive Vice President, Chief
--------------------------------------   Financial Officer and Secretary
Eric Loughmiller                         (principal financial officer)


/s/ Willard E. Engel, Jr.                Treasurer and Chief Accounting Officer
--------------------------------------   (principal accounting officer)
Willard E. Engel, Jr.


/s/ Casey Cowell                         Director
--------------------------------------
Casey Cowell


/s/ Paul G. Yovovich                     Director
--------------------------------------
Paul G. Yovovich


                                         Director
--------------------------------------
Jonatnan Zakin