Form 10-Q
period 1997-12-31
MAY & SPEH INC
filed 1998-02-13
CIK 1002521

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1997

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

                              Yes   X       No
                                  -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding as of February 5, 1998
Common Stock, par value $0.01 per share                  25,534,054

                                MAY & SPEH, INC.

                                     INDEX


Part I -- Financial Information

                                                                                     Page
                                                                                     ----

     Item 1.    Financial Statements

                Consolidated Balance Sheets -- December 31, 1997
                     and September 30, 1997                                           -1-

                Consolidated Statements of Operations -- Three months ended
                     December 31, 1997 and December 31, 1996                          -2-

                Consolidated Statements of Stockholders' Equity -- Three months
                     ended December 31, 1997                                          -3-

                Consolidated Statements of Cash Flows -- Three months ended
                     December 31, 1997 and December 31, 1996                          -4-

                Notes to Financial Statements                                         -5-

     Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                        -7-

Part II -- Other Information

     Item 2.    Changes in Securities and Use of Proceeds                             -10-

     Item 6.    Exhibits and Reports on Form 8-K                                      -10-


                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                               May & Speh, Inc.
                          Consolidated Balance Sheets

Assets                                                           December 31, 1997         September 30, 1997
                                                                     (unaudited)                 (audited)
Current assets:
     Cash and cash equivalents                                      $  3,024,013               $  1,888,817
     Marketable securities                                            12,896,200                 20,415,793
     Accounts receivable, net                                         29,947,488                 28,569,372
     Income taxes refundable                                           6,301,217                  6,301,217
     Prepaid software royalties                                        6,518,476                  5,442,796
     Deferred income taxes and other current assets                    5,594,995                  2,445,829
                                                                    ------------               ------------
          Total current assets                                        64,282,389                 65,063,824
     Property, plant and equipment, net                               50,848,825                 50,228,440
     Goodwill                                                         19,978,514                 20,099,245
     Other assets                                                     13,522,314                 13,404,419
                                                                    ------------               ------------
          Total assets                                              $148,632,042               $148,795,928
                                                                    ============               ============
Liabilities and stockholders' equity
Current liabilities:
     Current maturities of long-term debt                           $  5,867,996               $  5,810,927
     Accounts payable                                                  4,219,114                  5,017,666
     Accrued wages and benefits and other expenses                     7,459,554                  7,195,717
                                                                    ------------               ------------
          Total current liabilities                                   17,546,664                 18,024,310
Long-term debt                                                        30,150,736                 31,546,484
Deferred income taxes                                                  8,090,000                  8,090,000
                                                                    ------------               ------------
          Total liabilities                                           55,787,400                 57,660,794
                                                                    ------------               ------------
Stockholders' equity:
     Common stock                                                        252,199                    251,474
     Additional paid-in capital                                       48,737,056                 48,277,867
     Retained earnings                                                46,231,309                 45,575,694
                                                                    ------------               ------------
                                                                      95,220,564                 94,105,035
     Unearned ESOP compensation                                       (2,375,922)                (2,969,901)
                                                                    ------------               ------------
          Total stockholders' equity                                  92,844,642                 91,135,134
                                                                    ------------               ------------
          Total liabilities and stockholders' equity                $148,632,042               $148,795,928
                                                                    ============               ============


                            See Accompanying Notes

                                May & Speh, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                    Three Months Ended
                                                                       December 31,
                                                                   1997             1996
                                                            --------------------------------
Net revenues                                                    $26,350,565      $21,228,730
                                                            --------------------------------
Operating expenses:
     Wages and benefits                                           8,948,912        7,143,274
     Services and supplies                                        1,370,602        2,039,016
     Rents, leases and maintenance                                5,251,101        4,637,094
     Depreciation and amortization                                1,778,857          901,396
     Other operating expenses                                     2,115,297        1,823,590
     ESOP principal payments                                        593,979          593,980
     Restructuring costs                                          4,700,000                0
                                                            --------------------------------
          Total operating expenses                               24,758,748       17,138,350
                                                            --------------------------------
Operating income                                                  1,591,817        4,090,380
Interest and other expense:
     ESOP interest                                                   69,214          120,033
     Other expense, net                                             467,385          152,744
                                                            --------------------------------
Income before income taxes                                        1,055,218        3,817,603
Income taxes                                                        399,603        1,450,900
                                                            --------------------------------
Net income                                                      $   655,615      $ 2,366,703
                                                            ================================
Earnings per share:
     Basic                                                            $0.03            $0.09
Weighted average shares outstanding                              25,172,300       24,953,371
     Diluted                                                          $0.02            $0.09
Weighted average shares outstanding,
including common equivalent shares                               26,470,139       26,221,871

                            See Accompanying Notes

                               May & Speh, Inc.
                Consolidated Statements of Stockholders' Equity
                   For Three Months Ended December 31, 1997


                                                  Common Stock           Additional        Unearned       Retained
                                             ----------------------
                                               Shares       Amount     paid-in-capital   compensation     earnings        Total
                                             ----------    ---------   ---------------   -------------   -----------   -----------
Balance-September 30, 1997                   25,147,354     $251,474       $48,277,867    ($2,969,901)   $45,575,694   $91,135,134

Net income for the three months ended
 December 31, 1997 (unaudited)                                                                               655,615       655,615

ESOP compensation earned during the three
 months ended December 31, 1997 (unaudited)                                                   593,979                      593,979


Exercise of stock options (unaudited)            72,500          725           459,189                                     459,914
                                             ----------    ---------   ---------------   -------------   -----------   -----------
Balance-December 31, 1997 (unaudited)        25,219,854     $252,199       $48,737,056    ($2,375,922)   $46,231,309   $92,844,642
                                             ==========    =========   ===============   =============   ===========   ===========

                            See Accompanying Notes

                                May & Speh, Inc.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                          Three Months           Three Months
                                                                                       Ended December 31,     Ended December 31,
                                                                                              1997                   1996
                                                                                       ------------------     ------------------
Cash flows from operating activities:
     Net income                                                                               $   655,615            $ 2,366,703
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                         1,778,857                901,396
          ESOP principal payments                                                                 593,979                593,980
          Changes in assets and liabilities:
               Accounts receivable, net                                                        (1,378,116)             3,245,691
               Prepaid expenses and other current assets                                       (4,224,846)               656,124
               Accounts payable and accrued expenses                                             (534,715)            (1,113,982)
               Other                                                                             (399,395)              (148,372)
                                                                                       ------------------     -------------------
             Net cash provided by (used in) operating activities                               (3,508,621)             6,501,540
                                                                                       ------------------     -------------------
     Cash flows from investing activities:
          Purchases of property and equipment                                                  (1,978,511)              (948,384)
          Purchases of marketable securities                                                            0             (6,861,098)
          Sales of marketable securities                                                        7,519,593              2,232,339
          Software development costs capitalized                                                        0             (1,658,479)
          Increase in cash surrender value of insurance                                           (18,500)               (18,500)
          Other                                                                                         0                (12,862)
                                                                                       ------------------     -------------------
             Net cash provided by (used in) investing activities                                5,522,582             (7,266,984)
                                                                                       ------------------     -------------------
     Cash flows from financing activities:
          Capital lease principal payments                                                       (544,699)              (288,211)
          Repayments of long-term obligations                                                    (793,980)              (635,268)
          Exercise of stock options                                                               459,914                141,667
                                                                                       ------------------     -------------------
             Net cash used in financing activities                                               (878,765)              (781,812)
                                                                                       ------------------     -------------------
             Net change in cash and cash equivalents                                            1,135,196             (1,547,256)
     Non-cash and cash equivalents:
          Beginning of period                                                                   1,888,817             10,397,858
                                                                                       ------------------     -------------------
          End of period                                                                       $ 3,024,013            $ 8,850,602
                                                                                       ==================     ===================


     Cash financing/investing activities:
          Acquisition of equipment under capital leases                                                              $   382,460
          Additional goodwill relating to GIS acquisition                                                            $ 1,355,269

                            See Accompanying Notes

                                May & Speh, Inc.
                         Notes to Financial Statements

(1)  Basis of Presentation.

The financial statements as of December 31, 1997 and for the three months ended December 31, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, the financial statements should be read in conjunction with the Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results for the entire fiscal year.

(2)  Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) during the first quarter of fiscal 1998. SFAS 128 requires presentation of both basic EPS and diluted EPS on the face of the income statement. Basic EPS, which replaces primary EPS, is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Unlike the computation of primary EPS, basic EPS excludes the dilutive effect of stock options. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased under the treasury stock method from exercise of stock options rather than the higher of the average or ending stock price as used in the computation of fully diluted EPS. Earnings per share for the three months ended December 31, 1996 have been restated in accordance with SFAS 128.

The following is a reconciliation of the numerators and denominators for the computations of basic and diluted EPS:

                                                      December 31, December 31,
                                                          1997         1996
                                                      ------------ ------------
Basic EPS computation
Numerator                                              $   655,615  $ 2,366,703
                                                       ===========  ===========
Denominator:
  Weighted average shares outstanding                   25,172,300   24,953,371
                                                       -----------  -----------
Basic EPS                                              $       .03  $       .09
                                                       ===========  ===========

                                                        December 31,   December 31,
                                                            1997           1996
                                                        ------------  -------------
Diluted EPS computation
Numerator                                                $   655,615  $ 2,366,703
                                                         ===========  ===========
Denominator:
  Weighted average shares outstanding                     25,172,300   24,953,371
  Common stock equivalent of stock options                 1,297,839    1,268,500
                                                         -----------  -----------
Total shares                                              26,470,139   26,221,871
                                                         -----------  -----------
Diluted EPS                                              $       .02  $       .09
                                                         ===========  ===========

Options to purchase 1,150,100 and 345,000 shares of common stock that were outstanding as of December 31, 1997 and 1996, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares in each period.

(3)     Restructuring Costs

In October 1997, the Company announced a one-time charge of approximately $4.7 million ($2.9 million after-tax) which represents the present value of payments under existing contracts with prior members of management

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but not limited to, renewal of customer and supplier contracts as they expire on terms and conditions favorable to the Company, changes in technology, and the risks and uncertainties described in reports and other documents filed by the Company with the Securities and Exchange Commission, including the Prospectus dated March 26, 1996 included in the Company's Registration Statement on Form S-1 (File No. 33-98302).

Results of Operations

Three Months Ended December 31, 1997 Compared to the Three Months Ended December 31, 1996

Net revenues increased to $26.4 million for the three months ended December 31, 1997 from $21.2 million for the three months ended December 31, 1996, an increase of 24%. The Company's direct marketing services revenues increased to $15.4 million for the three months ended December 31, 1997 compared to $13.3 million for the three months ended December 31, 1996, an increase of 16%. Information Technology ("IT") outsourcing services revenues increased to $10.9 million for the three months ended December 31, 1997 compared to $7.9 million for the three months ended December 31, 1996, an increase of 38%.

Wages and benefits expenses increased to $8.9 million for the three months ended December 31, 1997 from $7.1 million for the three months ended December 31, 1996, an increase of 25%. The increased expenses reflect additional employees hired to continue the Company's expansion of business volume and the strengthening of its infrastructure.

Services and supplies expenses decreased to $1.4 million for the three months ended December 31, 1997 from $2.0 million for the three months ended December 31, 1996, a decrease of 33%. This decrease reflects the reduction in cost for outside consultants as full-time employees were hired. Service and supplies generally consist of outsourced data entry services, general supplies, contract labor and costs related to the use of outside consultants.

Rents, leases and maintenance expenses increased to $5.3 million for the three months ended December 31, 1997 from $4.6 million for the three months ended December 31, 1996, an increase of 13%. The increase was primarily due to leasing computers, computer peripheral hardware, additional software and additional facility rent to accommodate overall growth and new employees. A portion of this increase is due to the acquisition in fiscal year 1997 of Credit Strategy Management ("CSM"), now known as Strategic Decision Services ("SDS"), and its existing facility leases.

Depreciation and amortization expenses increased to $1.8 million for the three months ended December 31, 1997 from $0.9 million for the three months ended December 31, 1996, an increase of 97%. The increase was primarily attributable to continued investment in technology including the purchase of the Hitachi Data System Skyline 21 mainframe computer during the third quarter of fiscal 1997. In addition, the Company recorded additional goodwill of $3.7 million in fiscal 1997 relating to the acquisition of CSM and incentive payments and estimated costs to be incurred in consolidating the operations of GIS, which the Company acquired during the fourth quarter of fiscal 1996, resulting in increased goodwill amortization.

Other operating expenses increased to $2.1 million for the three months ended December 31, 1997 from $1.8 million for the three months ended December 31, 1996, an increase of 16%. The increase was primarily attributable to variable costs relating to several client contracts.

Research and development costs representing primarily wages and benefits for information technology staff and reflected as such in the Company's financial statements increased to $1.0 million for the three months ended December 31, 1997 from $0.8 million for the three months ended December 31, 1996, an increase of 28%. The Company's research and development expenses relate primarily to new product development activities.

Restructuring costs of $4.7 million ($2.9 million after-tax) for the three months ended December 31, 1997 represent a one-time charge equal to the present value of payments under existing contracts with prior members of management. Excluding this one-time charge, operating income and net income would have been approximately $6.3 million and $3.6 million, respectively.

Income taxes decreased to $0.4 million for the three months ended December 31, 1997 from $1.5 million for the three months ended December 31, 1996. The Company's effective tax rate was 38% for the three months ended December 31, 1997 and 1996.


Liquidity and Capital Resources
-------------------------------

The Company's working capital was $46.7 million as of December 31, 1997 compared to $47.0 million as of September 30, 1997. Cash and marketable securities decreased to $15.9 million at December 31, 1997 from $22.3 million at September 30, 1997. The decrease in cash and marketable securities reflects $2.0 million for capital expenditures and $3.5 million for general operating expenses, including approximately $2.0 million for payments under existing contracts with prior members of management. The Company's investment policy is to invest in marketable, investment-grade debt instruments of the U.S. Government or tax-free municipal bonds. These investments typically have maturities of three years or less. The Company historically limits its concentration of investments in individual municipalities to $500,000 or less. These tax-free municipal bonds are backed by U.S. Treasuries or insured (as to principal and interest) by a major municipal insurer. As of December 31, 1997, the Company's net accounts receivable were $29.9 million, an increase of 5% from September 30, 1997.

The Company has available $2.0 million under the existing credit facility. At December 31, 1997, there were no outstanding borrowings under this credit facility. Borrowings under a $12.0 million unsecured term loan were $10.0 million at December 31, 1997, bear interest at 8.5% per annum and mature in 2005. Capital lease debt aggregated $22.9 million at December 31, 1997. This debt primarily consists of sale-leaseback of the Company's primary facility and related land during fiscal 1997 and an upgrade of one of the Company's mainframe computers in fiscal 1996. Interest on capital lease debt approximates 8.0% per annum. The Company entered into a loan at the time of the formation of the Company's Employee Stock Ownership Plan ("ESOP"). This loan currently has an outstanding balance of $2.4 million with a blended interest rate of approximately 8.8% per annum.

In connection with the Company's acquisition of GIS, the Company is required to pay $.5 million of the purchase price on a deferred basis in the fourth quarter of fiscal 1998. In addition, the Company paid $1.1 million to the former GIS shareholder in fiscal 1997 based on the Company's earnings from former GIS clients and expects to make a similar payment in fiscal year 1998.

Effective April 1, 1997, the Company entered into a new license agreement with a major software vendor for software used for IT outsourcing services clients. This agreement permits the Company to increase its outsourcing client base and mainframe capacity to double current levels without an increase in the fixed license fee for seven years. This new arrangement increased rents, leases and maintenance expenses for the three months ended December 31, 1997 compared to the three months ended December 31, 1996.

The Company expects capital expenditures in calendar 1998 to be approximately $15 million.

                         PART II -- OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

     During the first quarter of fiscal 1998, the Company used approximately $2.0 million of the net proceeds from its March 1996 initial public offering for capital expenditures and approximately $3.5 million for general corporate operating purposes.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1 Amendment No. 6 to Term Loan Agreement by and between The Northern Trust Company and the Registrant dated November 10, 1988

               10.2 First Amendment to Amended and Restated Security Agreement dated May 16, 1994 by and between the Registrant and The Northern Trust Company

               27    Financial Data Schedule

          (b) No reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        May & Speh, Inc.



Date:  February 12, 1997                By:  /s/ Eric M. Loughmiller
                                             -------------------------
                                             Eric M. Loughmiller
                                             Executive Vice President,
                                             Chief Financial Officer
                                                and Secretary