Form 10-Q
period 1998-03-31
MAY & SPEH INC
filed 1998-05-15
CIK 1002521

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998

                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

                           Yes        [x]         No
                                   ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                            Outstanding as of May 14, 1998
Common Stock, par value $0.01 per share                    26,068,654

                               MAY & SPEH, INC.

                                     INDEX


Part I -- Financial Information

                                                                                   Page
                                                                                   ----
Item 1.        Financial Statements

               Consolidated Balance Sheets -- March 31, 1998
                    and September 30, 1997                                          -2-

               Consolidated Statements of Operations -- Three and six
                    months ended March 31, 1998 and March 31, 1997                  -3-

               Consolidated Statements of Stockholders' Equity -- Six months
                    ended March 31, 1998                                            -4-

               Consolidated Statements of Cash Flows -- Six months ended
                    March 31, 1998 and March 31, 1997                               -5-

               Notes to Financial Statements                                        -6-

     Item 2.   Management's Discussion and Analysis of Financial Condition          -8-
                    and Results of Operations

Part II -- Other Information

     Item 2.   Changes in Securities and Use of Proceeds                            -12-

     Item 4.   Submission of Matters to a Vote of Security Holders                  -12-

     Item 6.   Exhibits and Reports on Form 8-K                                     -12-

                        PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

                               May & Speh, Inc.
                          Consolidated Balance Sheets

ASSETS                                                                           March 31, 1998           September 30, 1997
Current assets:
     Cash and cash equivalents                                                     $109,835,075               $  1,888,817
     Marketable securities                                                           11,794,190                 20,415,793
     Accounts receivable, net                                                        31,921,402                 28,569,372
     Income taxes refundable                                                          7,072,588                  6,301,217
     Prepaid software                                                                 7,459,691                  5,442,796
     Prepaid equipment rental                                                           826,582                    766,666
     Prepaid other                                                                    4,909,346                  1,045,163
     Deferred income taxes                                                              634,000                    634,000
                                                                                   ------------               ------------
          Total current assets                                                      174,452,874                 65,063,824
     Property, plant and equipment, net                                              56,299,252                 50,228,440
     Goodwill                                                                        19,849,256                 20,099,245
     Other assets                                                                    17,463,973                 13,404,419
                                                                                   ------------               ------------
          Total assets                                                             $268,065,355               $148,795,928
                                                                                   ============               ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                          $  5,521,479               $  5,810,927
     Accounts payable                                                                 3,498,468                  5,017,666
     Accrued payroll and other expenses                                               4,338,718                  7,195,717
                                                                                   ------------               ------------
          Total current liabilities                                                  13,358,665                 18,024,310
Long-term debt                                                                      144,340,146                 31,546,484
Deferred income taxes                                                                 8,090,000                  8,090,000
                                                                                   ------------               ------------
          Total liabilities                                                         165,788,811                 57,660,794
                                                                                   ------------               ------------
Stockholders' equity:
     Common stock                                                                       260,551                    251,474
     Additional paid-in capital                                                      53,975,149                 48,277,867
     Retained earnings                                                               49,822,785                 45,575,694
                                                                                   ------------               ------------
                                                                                    104,058,485                 94,105,035
     Unearned ESOP compensation                                                      (1,781,941)                (2,969,901)
                                                                                   ------------               ------------
          Total stockholders' equity                                                102,276,544                 91,135,134
                                                                                   ------------               ------------
          Total liabilities and stockholders' equity                               $268,065,355               $148,795,928
                                                                                   ============               ============

                            See Accompanying Notes

                               May & Speh, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                               Three Months Ended                 Six Months Ended
                                                   March 31,                         March 31,
                                             1998             1997             1998             1997
                                      --------------------------------------------------------------------
Net revenues                                $28,068,501      $21,692,905      $54,419,066      $42,921,635
                                      --------------------------------------------------------------------
Operating expenses:
     Wages and benefits                       8,525,595        7,402,494       17,474,507       14,545,768
     Services and supplies                    1,120,348        1,738,829        2,490,950        3,777,845
     Rents, leases and maintenance            7,173,888        4,530,047       12,424,989        9,167,141
     Depreciation and amortization            1,852,185          981,244        3,631,042        1,882,640
     Other operating expenses                 2,411,180        2,099,258        4,526,477        3,922,848
     ESOP principal payments                    593,981          593,981        1,187,960        1,187,960
     Restructuring costs                              0                0        4,700,000                0
                                      --------------------------------------------------------------------
     Total operating expenses                21,677,177       17,345,853       46,435,925       34,484,202
                                      --------------------------------------------------------------------
Operating income                              6,391,324        4,347,052        7,983,141        8,437,433
Interest and other expense:
     ESOP interest                               55,993          106,842          125,207          226,875
     Other (income) expense, net                543,855          338,205        1,011,240          490,950
                                      --------------------------------------------------------------------
Income before income taxes                    5,791,476        3,902,005        6,846,694        7,719,608
Income taxes                                  2,200,000        1,482,800        2,599,603        2,933,700
                                      --------------------------------------------------------------------
Net Income                                  $ 3,591,476      $ 2,419,205      $ 4,247,091      $ 4,785,908
                                      ====================================================================
Earnings per share:
     Basic                                        $0.14            $0.10            $0.17            $0.19
Weighted average shares outstanding          25,467,278       25,022,421       25,318,168       24,987,597
     Diluted                                      $0.14            $0.09            $0.16            $0.18
Weighted average shares outstanding,         26,597,879       25,958,914       26,532,228       26,075,545
including common equivalent shares

                            See Accompanying Notes

                               May & Speh, Inc.
                Consolidated Statements of Stockholders' Equity
                      For Six Months Ended March 31, 1998

                                                 Common Stock         Additional       Unearned         Retained
                                                 ------------
                                              Shares      Amount   paid-in-capital   compensation       earnings          Total
                                              ------      ------   ---------------   ------------       --------          -----
BALANCE-SEPTEMBER 30, 1997                  25,147,354   $251,474      $48,277,867     ($2,969,901)     $45,575,694     $ 91,135,134


Net income for the six months ended
March 31, 1998 (unaudited)                                                                                4,247,091        4,247,091


ESOP compensation earned during the six                                                  1,187,960                         1,187,960
 months ended March 31, 1998 (unaudited)

Exercise of stock options (unaudited)          582,700      5,827        2,189,282                                         2,195,109

Issuance of common stock (unaudited)           325,000      3,250        3,508,000                                         3,511,250


                                            ----------   --------      -----------     -----------      -----------     ------------
BALANCE-MARCH 31, 1998  (UNAUDITED)         26,055,054   $260,551      $53,975,149     ($1,781,941)     $49,822,785     $102,276,544
                                            ==========   ========      ===========     ===========      ===========     ============


                            See Accompanying Notes

                               May & Speh, Inc.
                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                              Six Months          Six Months
                                                                            Ended March 31,     Ended March 31,
                                                                                 1998                1997
                                                                                 ----                ----
Cash flows from operating activities:
    Net income                                                                 $  4,247,091        $  4,785,908
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                            3,631,042           1,882,640
         ESOP principal payments                                                  1,187,960           1,187,960
         Changes in assets and liabilities:
              Accounts receivable, net                                           (3,352,030)          1,329,157
              Prepaid expenses and other current assets                          (5,940,994)           (427,654)
              Income taxes payable/refundable                                      (771,371)          2,287,559
              Accounts payable and accrued expenses                              (4,376,197)             49,800
              Other                                                                (120,860)              4,281
                                                                               ------------        ------------
           Net cash provided by (used in) operating activities                   (5,495,359)         11,099,651
                                                                               ------------        ------------
  Cash flows from investing activities:
         Purchases of property and equipment                                     (8,952,058)         (2,669,970)
         Purchases of marketable securities                                               -          (7,665,581)
         Sales of marketable securities                                           8,621,602           2,962,884
         Acquisition of Strategic Decision Services                                       -          (1,395,038)
         Software development costs capitalized                                    (230,000)         (3,390,222)
         Increase in cash surrender value of insurance                              (37,000)            (37,000)
                                                                               ------------        ------------
           Net cash used in investing activities                                   (597,456)        (12,194,927)
                                                                               ------------        ------------
  Cash flows from financing activities:
         Capital lease principal payments                                          (877,860)           (820,317)
         Repayments of long-term obligations                                     (1,617,926)         (1,629,249)
         Proceeds from convertible debt                                         110,828,500                   -
         Proceeds from issuance of common stock                                   3,511,250             120,896
         Exercise of stock options                                                2,195,109                   -
                                                                               ------------        ------------
           Net cash provided by (used in) financing activities                  114,039,073          (2,328,670)
                                                                               ------------        ------------
           Net change in cash and cash equivalents                              107,946,258          (3,423,946)
  Cash and cash equivalents:
         Beginning of period                                                      1,888,817          10,397,858
                                                                               ------------        ------------
         End of period                                                         $109,835,075        $  6,973,912
                                                                               ============        ============

  Supplemental cash flow information
         Cash paid during the period for
           Interest                                                            $  1,514,292        $  1,193,165
           Income taxes                                                        $  2,600,000        $  1,700,000
  Non-cash investing/financing activities:
         Acquisition of property and equipment under capital leases                       -        $    382,460

                            See Accompanying Notes

                               May & Speh, Inc.
                         Notes to Financial Statements

(1)  Basis of Presentation.

The financial statements as of March 31, 1998 and for the six months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, the financial statements should be read in conjunction with the Financial Statements and Notes thereto contained in the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1997. The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results for the entire fiscal year.

(2)  Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) during the first quarter of fiscal 1998. SFAS 128 requires presentation of both basic EPS and diluted EPS on the face of the income statement. Basic EPS, which replaces primary EPS, is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Unlike the computation of primary EPS, basic EPS excludes the dilutive effect of stock options. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased under the treasury stock method from exercise of stock options rather than the higher of the average or ending stock price as used in the computation of fully diluted EPS. Earnings per share for the three months ended March 31, 1997 have been restated in accordance with SFAS 128.

The following is a reconciliation of the numerators and denominators for the computations of basic and diluted EPS:

                                         For the three months ended       For the six months ended
                                          March 31,         March 31,      March 31,      March 31,
                                            1998              1997           1998           1997
                                        -------------    ------------    ------------   -----------
Basic EPS computation
Numerator                              $ 3,591,476      $ 2,419,205     $ 4,247,091    $ 4,785,908
                                       ===========      ===========     ===========    ===========
Denominator:
    Weighted average shares
       outstanding                      25,467,278       25,022,421      25,318,168     24,987,597
                                       -----------      -----------     -----------    -----------
Basic EPS                              $      0.14      $      0.10     $      0.17    $      0.19
                                       ===========      ===========     ===========    ===========

                                  For the three months ended        For the six months ended
                                     March 31,         March 31,       March 31,       March 31,
                                       1998               1997          1998             1997
                                  -------------      ------------   ------------  -------------
Diluted EPS computation
Numerator                         $ 3,591,476      $ 2,419,205       $ 4,247,091   $ 4,785,908
                                  ===========      ===========       ===========   ===========
Denominator:
    Weighted average shares
       outstanding                 25,467,278       25,022,421        25,318,168     24,987,597
    Common stock equivalent of
       stock options                1,130,601          936,493         1,214,060      1,087,948
                                  -----------      -----------        -----------   -----------

Total shares                       26,597,879       25,958,914        26,532,228     26,075,545
                                  -----------      -----------       -----------    -----------
Diluted EPS                       $      0.14      $      0.09       $      0.16    $      0.18
                                  ===========      ===========       ===========    ===========

Options to purchase 1,241,961 and 786,200 shares of common stock that were outstanding as of March 31, 1998 and 1997, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares in each period. The weighted-average of securities that could potentially dilute basic EPS in the future that were not included in the computations of diluted EPS for the six months ended March 31, 1998 and 1997 was 1,196,031 and 567,426 shares, respectively.

(3)  Restructuring Costs

In October 1997, the Company announced a one-time charge of approximately $4.7 million ($2.9 million after-tax) which represents the present value of payments under existing contracts with prior members of management.

(4)  Convertible Debt and Common Stock Offerings

In March 1998, the Company completed an offering of $115 million 5.25% convertible subordinated notes ("the notes") due 2003. The notes will be convertible at the option of the holder into shares of common stock at a conversion price of $15.91 per share. The notes also are redeemable, in whole or in part, at the option of the Company at any time on or after April 3, 2001. The total net proceeds to the Company were approximately $110.8 million after deducting underwriting discounts and commissions and estimated offering expenses. A portion of the proceeds will be used to repay existing debt totalling $10 million. In connection with this prepayment, the Company will incur an extraordinary charge of approximately $800,000 in its third fiscal quarter.

The Company also completed an offering of 325,000 shares of the Company's common stock on March 30, 1998. The total net proceeds to the Company after deducting underwriting discounts and commissions aggregated $3.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including, but not limited to, renewal of customer and supplier contracts as they expire on terms and conditions favorable to the Company, changes in technology, and the risks and uncertainties described in reports and other documents filed by the Company with the Securities and Exchange Commission, including the Prospectuses dated March 20, 1998 included in the Company's Registration Statement on Form S-3 (File No. 333-46547).

Results of Operations

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31,
------------------------------------------------------------------------------
1998
----

Net revenues increased to $28.1 million for the three months ended March 31, 1998 from $21.7 million for the three months ended March 31, 1997, an increase
of $6.4 million or 29%.   The Company's direct marketing services revenues
increased to $16.3 million for the three months ended March 31, 1998 compared to $13.2 million for the three months ended March 31, 1997, an increase of $3.1 million, or 23%. Information technology outsourcing services revenues increased to $11.8 million for the three months ended March 31, 1998 compared to $8.5 million for the three months ended March 31, 1997, an increase of $3.3 million or 39%.

Wages and benefits expenses increased to $8.5 million for the three months ended March 31, 1998 from $7.4 million for the three months ended March 31, 1997, an increase of 15%. The increased expenses reflect additional employees hired to continue the Company's expansion of business volume and the strengthening of its infrastructure. These increases were offset by reductions in commission expense and executive bonuses. As a result of significantly increased software costs in the second quarter, executive bonuses were not earned. The Company's executive bonuses are earned when the Company attains certain net revenue and earnings per share targets.

Services and supplies expenses decreased to $1.1 million for the three months ended March 31, 1998 from $1.7 million for the three months ended March 31, 1997, a decrease of 36%. This decrease reflects the reduction in cost for outside consultants as full-time employees were hired. Service and supplies generally consist of outsourced data entry services, general supplies, contract labor and costs related to the use of outside consultants.

Rents, leases and maintenance expenses increased to $7.2 million for the three months ended March 31, 1998 from $4.5 million for the three months ended March 31, 1997, an increase of 58%. This increase was primarily attributable to increases in mainframe software costs. The Company's software agreements are long-term and permit specified levels of growth within the current pricing structure.

Depreciation and amortization expenses increased to $1.9 million for the three months ended March 31, 1998 from $1.0 million for the three months ended March 31, 1997, an increase of 89%. The increase was primarily attributable to continued investment in technology including the purchase of the Hitachi Data System Skyline 21 mainframe computer during the third quarter of fiscal year 1997. Additional goodwill of $3.7 million was recorded in fiscal year 1997 related to the acquisition of CSM and incentive payments and estimated costs to be incurred in consolidating the operation of GIS Information Services, Inc. ("GIS"), which the Company acquired in the fourth quarter of fiscal 1996, resulting in increased goodwill amortization.

Other operating expenses increased to $2.4 million for the three months ended March 31, 1998 from $2.1 million for the three months ended March 31, 1997, an increase of 15%. The increase was primarily attributable to variable costs relating to several client contracts.

Research and development costs representing primarily wages and benefits for information technology staff and reflected as such in the Company's financial statements increased to $0.9 million for the three months ended March 31, 1998 from $0.8 million for the three months ended March 31, 1997, an increase of 6%. The Company's research and development expenses relate primarily to new product development activities.

Income taxes decreased to $2.2 million for the three months ended March 31, 1998 from $1.5 million for the three months ended March 31, 1997. The Company's effective tax rate was 38% for the three months ended March 31, 1998 and 1997.

Six Months Ended March 31, 1998 Compared to the Six Months Ended March 31, 1997
-------------------------------------------------------------------------------

Net revenues increased to $54.4 million for the six months ended March 31, 1998 from $42.9 million for the six months ended March 31, 1997, an increase of $11.5
million or 27%.   The Company's direct marketing services revenues increased to
$31.7 million for the six months ended March 31, 1998 compared to $26.5 million for the six months ended March 31, 1997, an increase of $5.2 million, or 20%. Information technology outsourcing services revenues increased to $22.7 million for the six months ended March 31, 1998 compared to $16.4 million for the six months ended March 31, 1997, an increase of $6.3 million or 38%.

Wages and benefits expenses increased to $17.5 million for the six months ended March 31, 1998 from $14.5 million for the six months ended March 31, 1997, an increase of 20%. The increased expenses reflect additional employees hired to continue the Company's expansion of business volume and the strengthening of its infrastructure. These increases were offset by reductions in commission expense and executive bonuses in the second fiscal quarter.

Services and supplies expenses decreased to $2.5 million for the six months ended March 31, 1998 from $3.8 million for the six months ended March 31, 1997, a decrease of 34%. This decrease reflects the reduction in cost for outside consultants as full-time employees were hired. Service and supplies generally consist of outsourced data entry services, general supplies, contract labor and costs related to the use of outside consultants.

Rents, leases and maintenance expenses increased to $12.4 million for the six months ended March 31, 1998 from $9.2 million for the six months ended March 31, 1997, an increase of 36%. This increase was primarily attributable to increases in mainframe software costs. The Company's software agreements are long-term and permit specified levels of growth within the current pricing structure. Other increases were due to leasing computers, computer peripheral hardware and additional facility rent to house new employees.

Depreciation and amortization expenses increased to $3.6 million for the six months ended March 31, 1998 from $1.9 million for the six months ended March 31, 1997, an increase of 93%. The increase was primarily attributable to continued investment in technology including the purchase of the Hitachi Data System Skyline 21 mainframe computer during the third quarter of fiscal year 1997. Additional goodwill of $3.7 million was recorded in fiscal year 1997 related to the acquisition of CSM and incentive payments and estimated costs to be incurred in consolidating GIS's operations, resulting in increased goodwill amortization.

Other operating expenses increased to $4.5 million for the six months ended March 31, 1998 from $3.9 million for the six months ended March 31, 1997, an increase of 15%. The increase was primarily attributable to variable costs relating to several client contracts.

Research and development costs representing primarily wages and benefits for information technology staff and reflected as such in the Company's financial statements increased to $1.9 million for the six months ended March 31, 1998 from $1.6 million for the six months ended March 31, 1997, an increase of 19%. The Company's research and development expenses relate primarily to new product development activities.

Income taxes decreased to $2.6 million for the six months ended March 31, 1998 from $2.9 million for the six months ended March 31, 1997. The Company's effective tax rate was 38% for the six months ended March 31, 1998 and 1997.

Restructuring costs of $4.7 million ($2.9 million after-tax) for the six months ended March 31, 1998 represent a one-time charge equal to the present value of payments under existing contracts with prior members of management. Excluding this one-time charge, operating income and net income would have been approximately $12.7 million and $7.2 million, respectively.

Liquidity and Capital Resources
-------------------------------

The Company's working capital increased to $161.1 million as of March 31, 1998 from $47.0 million as of September 30, 1997. This increase resulted principally from the Company's offerings of convertible subordinated notes and common stock in March 1998, resulting in net proceeds of approximately $114.3 million to the Company. The Company's investment policy is to invest in investment-grade corporate commercial paper and short-term money market accounts. These investments typically have maturities of one year or less.

As of March 31, 1998, the Company's net accounts receivable were $31.9 million, an increase of 12% from September 30, 1997. The increase reflects additional services performed for clients during six months ended March 31, 1998 compared to the six months ended March 31, 1997.

The Company has available a $10.0 million revolving credit facility. At March 31, 1998, there were no outstanding borrowings under this credit facility. Borrowings under a $12.0 million unsecured term loan were $9.8 million at March 31, 1998, and are being repaid over a ten year period with interest at 8.5% per annum. The Company intends to use a portion of the net proceeds from the offering of notes to repay this term loan. In connection with this prepayment, the Company will incur an extraordinary charge of approximately $800,000 in its third fiscal quarter. Capital lease debt aggregated $22.5 million at March 31, 1998. This debt primarily results from a sale-leaseback of the Company's primary facility and related land during fiscal year 1997 and an upgrade of one of the Company's mainframe computers in fiscal year 1996. Interest on capital lease debt approximates 8%. The Company entered into a loan at the time of the formation of the Company's Employee Stock Ownership Plan ("ESOP"). This loan currently has an outstanding balance of $1.8 million with a blended interest rate of approximately 8.8%. In addition, the Company is negotiating with a group of banks for a new credit facility which is expected to provide for borrowings of up to $60 million.

Long-term debt increased by $115 million in March 1998 due to the Company's public offering of 5.25% convertible subordinated notes. The notes are convertible at the option of the holder into shares of common stock at a conversion price of $15.91 per share and are redeemable, in whole or in part, at the option of the Company at any time on or after April 3, 2001. These notes are general, unsecured obligations of the Company, subordinated in right of payment to all current and future indebtedness of the Company.

In connection with the Company's acquisition of GIS, the Company is required to pay $0.5 million of the purchase price on a deferred basis in the fourth quarter of fiscal 1998. In addition, the Company paid $1.1 million to the former GIS shareholder in fiscal 1997 based on the Company's earnings from former GIS clients and expects to make a similar payment in fiscal year 1998.

Effective April 1, 1997, the Company entered into a new license agreement expiring in 2004 with a major software vendor for software used for outsourcing services clients. This agreement permits the Company to increase its outsourcing client base and mainframe capacity to double current levels without an increase in the contractual fees for the term of the contract. This new arrangement increased rents, leases and maintenance expenses for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

                         PART II -- OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

During the second quarter of fiscal 1998, the Company used approximately $9.0 million of the net proceeds from its March 1996 initial public offering for capital expenditures and approximately $5.5 million for general corporate operating purposes.

In March 1998, the Company completed an offering of $115 million 5.25% convertible subordinated notes ("the notes") due 2003. The notes will be convertible at the option of the holder into shares of common stock at a conversion price of $15.91 per share. The notes also are redeemable, in whole or in part, at the option of the Company at any time on or after April 3, 2001. The total net proceeds to the Company were approximately $110.8 million after deducting underwriting discounts and commissions and estimated offering expenses. A portion of the proceeds will be used to repay existing debt totalling $10 million. In connection with this prepayment, the Company will incur an extraordinary charge of approximately $800,000 in its third fiscal quarter. The Company also completed an offering of 325,000 shares of the Company's common stock on March 30, 1998. The total net proceeds to the Company after deducting underwriting discounts and commissions aggregated $3.5 million.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on March 11, 1998, at which, among other matters, Directors were elected to the Board. Proxies were solicited by the Company pursuant to Regulation 14 of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for the Board. All such nominees were elected at the meeting. The following additional matters were noted on by Stockholders at the meeting:

1.  Amendments to 1994 Executive Stock Option Plan

    Votes For:        10,355,355
    Votes Against:     6,400,145
    Abstentions:         310,090
    Broker Non-votes   6,194,708

2.  Amendments to 1995 Key Employee Stock Option Plan

    Votes For:        11,093,620
    Votes Against:     5,697,714
    Abstentions:         296,296
    Broker Non-votes   6,172,668

3.  Ratification of Price Waterhouse as Accountants

    Votes For:        22,773,902
    Votes Against:       445,720
    Abstentions:          39,788
    Broker Non-votes         888

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1 May & Speh, Inc. 401(k) Savings and Retirement Plan (filed herewith)

               10.2 Employment Agreement between the Company and Michael J. Loeffler dated as of October 1, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 (File No. 333-46547)

               10.3 Employment Agreement between the Company and Robert Early dated as of October 1, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 (File No. 333-46547)

               27     Financial Data Schedule (filed herewith)


          (b) No reports on Form 8-K were filed by the Company during the period covered by this report.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    May & Speh, Inc.


Date:  May 14, 1998           By:   /s/ Eric M. Loughmiller
                                    Eric M. Loughmiller
                                    Executive Vice President, Chief Financial