Form 10-Q
period 1998-06-30
MAY & SPEH INC
filed 1998-08-14
CIK 1002521

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998

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

                                Yes    x    No
                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding as of August 14, 1998
Common Stock, par value $0.01 per share               26,073,654

                                MAY & SPEH, INC.

                                     INDEX


Part I -- Financial Information

                                                                           Page
                                                                           ----

Item 1.    Financial Statements

           Consolidated Balance Sheets  June 30, 1998
             and September 30, 1997                                        -2-

           Consolidated Statements of Operations -- Three and nine
             months ended June 30, 1998 and June 30, 1997                  -3-

           Consolidated Statement of Stockholders' Equity -- Nine months
             ended June 30, 1998                                           -4-

           Consolidated Statements of Cash Flows -- Nine months ended
             June 30, 1998 and June 30, 1997                               -5-

           Notes to Financial Statements                                   -6-

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     -8-

Part II -- Other Information

Item 2.    Changes in Securities and Use of Proceeds                      -12-

Item 4.    Submission of Matters to a Vote of Security Holders            -12-

Item 6.    Exhibits and Reports on Form 8-K                               -13-

                        PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

                                May & Speh, Inc.
                          Consolidated Balance Sheets

                                                                                    June 30, 1998         September 30, 1997
                                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                          $ 87,633,719              $  1,888,817
  Marketable securities                                                                 9,037,479                20,415,793
  Accounts receivable, net                                                             35,500,237                28,569,372
  Income taxes refundable                                                               7,197,188                 6,301,217
  Prepaid software                                                                      4,837,163                 5,442,796
  Prepaid equipment rental                                                              1,466,233                   766,666
  Other Assets                                                                          6,103,843                 1,679,163
                                                                                     ------------              ------------
        Total current assets                                                          151,775,862                65,063,824
  Property, plant and equipment, net                                                   69,276,624                50,228,440
  Goodwill                                                                             40,219,757                20,099,245
  Other assets                                                                         21,859,936                13,404,419
                                                                                     ------------              ------------
        Total assets                                                                 $283,132,179              $148,795,928
                                                                                     ============              ============
Liabilities and stockholders' equity
Current liabilities:
  Current maturities of long-term debt                                               $  4,976,260              $  5,810,927
  Accounts payable                                                                      6,076,890                 5,017,666
  Accrued payroll and other expenses                                                   12,621,844                 7,195,717
                                                                                     ------------              ------------
        Total current liabilities                                                      23,674,994                18,024,310
Long-term debt                                                                        144,303,984                31,546,484
Deferred income taxes                                                                   8,090,000                 8,090,000
                                                                                     ------------              ------------
        Total liabilities                                                             176,068,978                57,660,794
                                                                                     ------------              ------------
Stockholders' equity:
  Common stock                                                                            260,737                   251,474
  Additional paid-in capital                                                           54,100,981                48,277,867
  Retained earnings                                                                    53,889,444                45,575,694
                                                                                     ------------              ------------
                                                                                      108,251,162                94,105,035
  Unearned ESOP compensation                                                           (1,187,961)               (2,969,901)
                                                                                     ------------              ------------
        Total stockholders' equity                                                    107,063,201                91,135,134
                                                                                     ------------              ------------
        Total liabilities and stockholders' equity                                   $283,132,179              $148,795,928
                                                                                     ============              ============

                            See Accompanying Notes

                                May & Speh, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                  Three Months Ended                   Nine Months Ended
                                                       June 30,                            June 30,
                                                1998              1997              1998              1997
                                           -------------------------------------------------------------------
Net revenues                                 $30,201,393       $23,625,454       $84,620,459       $66,547,089
                                           -------------------------------------------------------------------
Operating expenses:
      Wages and benefits                       9,682,762         8,139,615        27,157,269        22,685,383
      Services and supplies                    1,830,597         1,070,194         4,321,548         4,848,039
      Rents, leases and maintenance            6,641,968         5,217,533        19,066,957        14,384,674
      Depreciation and amortization            1,842,869         1,063,698         5,473,911         2,946,338
      Other operating expenses                 2,713,081         2,192,528         7,239,560         6,115,376
      ESOP principal payments                    593,981           593,981         1,781,940         1,781,941
      Severance costs                                -                 -           4,700,000                 -
      Total operating expenses                23,305,258        18,277,549        69,741,185        52,761,751
                                           -------------------------------------------------------------------
Operating income                               6,896,135         5,347,905        14,879,274        13,785,338
Interest and other expense:
      ESOP interest                               44,013           100,973           169,220           327,848
      Other (income) expense, net                299,561           266,666         1,310,801           757,616
                                           --------------------------------------------------------------------
Income before income taxes                     6,552,561         4,980,266        13,399,253        12,699,874
Income taxes                                   2,485,900         1,892,900         5,085,503         4,826,600
                                           --------------------------------------------------------------------
Net Income                                   $ 4,066,661       $ 3,087,366       $ 8,313,750       $ 7,873,274
                                           ====================================================================
Earnings per share:
      Basic                                        $0.16             $0.12             $0.33             $0.31
Weighted average shares outstanding           26,066,777        25,028,000        25,567,704        25,001,351
      Diluted                                      $0.15             $0.12             $0.31             $0.30
Weighted average shares outstanding,          34,566,406        26,080,947        26,800,903        26,041,912
including common equivalent shares

                            See Accompanying Notes

                                May & Speh, Inc.
                Consolidated Statement of Stockholders' Equity
                        Nine Months Ended June 30, 1998



                                                  Common Stock                            Unearned
                                                  ------------         Additional           ESOP         Retained
                                              Shares       Amount    paid-in capital     compensation     earnings         Total
                                              ------       ------    ---------------     ------------     --------         -----

BALANCE-SEPTEMBER 30, 1997                    25,147,354     $251,474   $48,277,867     $(2,969,901)    $45,575,694     $91,135,134
Net income for the nine months ended
 June 30, 1998 (unaudited)                                                                                8,313,750       8,313,750

ESOP compensation earned during the nine                                                  1,781,940                       1,781,940
 months ended June 30, 1998 (unaudited)

Exercise of stock options (unaudited)            601,300        6,013      2,315,114                                      2,321,127
Issuance of common stock (unaudited)             325,000        3,250      3,508,000                                      3,511,250
                                             -----------     --------    -----------     -----------    -----------    ------------
BALANCE-JUNE 30, 1998  (UNAUDITED)            26,073,654     $260,737    $54,100,981     $(1,187,961)   $53,889,444    $107,063,201
                                             ===========     ========    ===========     ===========    ===========    ============

                            See Accompanying Notes

                                May & Speh, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                          Nine Months          Nine Months
                                                                                        Ended June 30,       Ended June 30,
                                                                                             1998                 1997
                                                                                             ----                 ----
Cash flows from operating activities:
     Net income                                                                           $  8,313,750         $  7,873,274
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                      5,473,911            2,946,338
          ESOP principal payments                                                            1,781,940            1,781,942
          Changes in assets and liabilities:
               Accounts receivable, net                                                     (4,234,474)          (2,636,186)
               Prepaid expenses and other current assets                                    (5,116,377)           1,620,815
               Accounts payable and accrued expenses                                          (408,886)             563,345
               Other                                                                        (5,007,789)          (1,081,014)
                                                                                          ------------         ------------
             Net cash provided by operating activities                                         802,075           11,068,514
                                                                                          ------------         ------------
     Cash flows from investing activities:
          Proceeds from sale of property and equipment                                                           12,215,528
          Purchases of property and equipment                                              (22,074,401)         (12,212,728)
          Purchases of marketable securities                                                       -            (11,811,847)
          Sales of marketable securities                                                    11,378,314            7,027,498
          Net cash paid in acquisitions                                                            -             (2,666,354)
          Acquisition of Sigma Marketing Group                                             (16,922,605)
          Software development costs capitalized and other                                    (285,500)          (5,033,959)
                                                                                          ------------         ------------
             Net cash used in investing activities                                         (27,904,192)         (12,481,862)
                                                                                          ------------         ------------
     Cash flows from financing activities:
          Capital lease principal payments                                                  (1,467,989)          (1,294,478)
          Repayments of long-term obligations                                               (2,416,107)          (2,623,230)
          Proceeds from convertible debt                                                   110,898,738                  -
          Proceeds from issuance of common stock                                             3,511,250              174,511
          Exercise of stock options                                                          2,321,127                  -
                                                                                          ------------         ------------
             Net cash provided by (used in) financing activities                           112,847,019           (3,743,197)
                                                                                          ------------         ------------
             Net change in cash and cash equivalents                                        85,744,902           (5,156,545)
     Cash and cash equivalents:
          Beginning of period                                                                1,888,817           10,397,858
                                                                                          ------------         ------------
          End of period                                                                   $ 87,633,719         $  5,241,313
                                                                                          ============         ============

     Supplemental cash flow information
          Cash paid during the period for
          Interest                                                                           2,112,592            1,782,061
          Income taxes                                                                       2,600,000            3,400,000
     Non-cash investing/financing activities:
          Acquisition of property and equipment under capital leases                               -           $    382,460

                            See Accompanying Notes

                                May & Speh, Inc.
                         Notes to Financial Statements


(1)     Basis of Presentation.

The financial statements as of June 30, 1998 and for the nine months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, the financial statements should be read in conjunction with the Financial Statements and Notes thereto contained in the Company's annual report filed on Form 10-K for the fiscal year ended September 30, 1997. The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the results for the entire fiscal year.

For information regarding the proposed merger transaction between the Company and Acxiom Corporation discussed in this report, see the Current report on Form 8-K of Acxiom Corporation filed with the Securities and Exchange Commission on June 4, 1998.

(2)     Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) during the first quarter of fiscal 1998. SFAS 128 requires presentation of both basic EPS and diluted EPS on the face of the income statement. Basic EPS, which replaces primary EPS, is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Unlike the computation of primary EPS, basic EPS excludes the dilutive effect of stock options. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased under the treasury stock method from exercise of stock options rather than the higher of the average or ending stock price as used in the computation of fully diluted EPS. Earnings per share for the three and nine months ended June 30, 1997 have been restated in accordance with SFAS 128.

The following is a reconciliation of the numerators and denominators for the computations of basic and diluted EPS:

                                   For the three months ended          For the nine months ended
                                      June 30,      June 30,              June 30,     June 30,
                                        1998         1997                  1998         1997
                                    -----------   -----------          -----------   -----------
Basic EPS computation
Numerator                           $ 4,066,661   $ 3,087,366          $ 8,313,750   $ 7,873,274
                                    ===========   ===========          ===========   ===========
Denominator:
    Weighted average shares
      outstanding                   26,066,777    25,028,000           25,567,704    25,001,351
                                    -----------   -----------          -----------   -----------
Basic EPS                           $      0.16   $      0.12          $      0.33   $      0.31
                                    ===========   ===========          ===========   ===========

Diluted EPS computation
Net income                          $ 4,066,661   $ 3,087,366          $ 8,313,750   $ 7,873,274
Convertible debt interest           -----------   -----------          -----------   -----------
  expense (after-tax)                   946,210
                                    -----------   -----------          -----------   -----------

Numerator                           $ 5,012,871   $ 3,087,366          $ 8,313,750   $ 7,873,274
                                    ===========   ===========          ===========   ===========
Denominator:
    Weighted average shares
      outstanding                   26,066,777    25,028,000           25,567,704    25,001,351
    Shares issuable upon
      conversion of debt             7,228,153
    Common stock equivalent of
       stock options                  1,271,476     1,052,947            1,233,199     1,040,561
                                    -----------   -----------          -----------   -----------
Total shares                         34,566,406    26,080,947           26,800,903    26,041,912
                                    -----------   -----------          -----------   -----------
Diluted EPS                         $      0.15   $      0.12          $      0.31   $      0.30
                                    ===========   ===========          ===========   ===========

Options to purchase 345,000 and 786,200 shares of common stock that were outstanding as of June 30, 1998 and 1997, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares in each period. The weighted-average of securities that could potentially dilute basic EPS in the future that were not included in the computations of diluted EPS for the nine months ended June 30, 1998 and 1997 was 912,354 and 639,133 shares, respectively.

(3)     Severance Costs

In October 1997, the Company announced a one-time charge of approximately $4.7 million ($2.9 million after-tax) which represents the present value of payments under existing contracts with prior members of management.

(4)     Convertible Debt and Common Stock Offerings

In March 1998, the Company completed an offering of $115 million 5.25% convertible subordinated notes ("the notes") due 2003. The notes will be convertible at the option of the holder into shares of common stock at a conversion price of $15.91 per share. The notes also are redeemable, in whole or in part, at the option of the Company at any time on or after April 3, 2001. The total net proceeds to the Company were approximately $110.8 million after deducting underwriting discounts and commissions and estimated offering expenses. A portion of the proceeds will be used to repay existing debt totalling $10 million. In connection with this prepayment, the Company will incur an extraordinary charge of approximately $800,000 upon repayment of this debt. As disclosed in Note 5 below, the Company used a portion of the proceeds of the offering for the acquisition of Sigma Marketing Group, Inc.

The Company also completed an offering of 325,000 shares of the Company's common stock on March 30, 1998. The total net proceeds to the company after deducting underwriting discounts and commissions aggregated $3.5 million.

(5)     Acquisition

Effective May 1, 1998, the Company acquired substantially all of the assets of SIGMA Marketing Group, Inc. ("Sigma"), a full-service database marketing company headquarted in Rochester New York. Under the terms of the agreement, May & Speh paid $15 million at closing for substantially all of Sigma's assets, and will pay the former owners up to an additional $6 million, the substantial portion of which is contingent on certain operating objectives being met. Sigma's former owners were also issued warrants to acquire 346,000 shares of May & Speh common stock at a price of $14 per share in connection with the transaction.

Sigma's results of operations are included in the Company's consolidated results of operations beginning May 1, 1998. This acquisition was accounted for as a purchase. The pro forma effect of the acquisition is not material to the Company's results of operations for the three and nine month periods ended June 30, 1998 and 1997.

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

For information regarding the proposed merger transaction between the Company and Acxiom Corporation discussed in this report, see the report on Form 8-K of Acxiom Corporation filed with the Securities and Exchange Commission on June 4, 1998.

Results of Operations

Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30,
----------------------------------------------------------------------------
1997
----

Net revenues increased to $30.2 million for the three months ended June 30, 1998 from $23.6 million for the three months ended June 30, 1997, an increase of $6.6
million or 28%.   The Company's direct marketing services revenues increased to
$17.2 million for the three months ended June 30, 1998 compared to $14.1 million for the three months ended June 30, 1997, an increase of $3.1 million, or 22%. Information technology outsourcing services revenues increased to $13.0 million for the three months ended June 30, 1998 compared to $9.5 million for the three months ended June 30, 1997, an increase of $3.5 million or 37%.

Wages and benefits expenses increased to $9.7 million for the three months ended June 30, 1998 from $8.1 million for the three months ended June 30, 1997, an increase of 19%. The increased expenses reflect additional employees hired to continue the Company's expansion of business volume and the strengthening of its infrastructure.

Services and supplies expenses increased to $1.8 million for the three months ended June 30, 1998 from $1.1 million for the three months ended June 30, 1997, a increase of 71%. The increased expenses are a result of increased spending on outside consultants for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Service and supplies generally consist of outsourced data entry services, general supplies, contract labor and costs related to the use of outside consultants.

Rents, leases and maintenance expenses increased to $6.6 million for the three months ended June 30, 1998 from $5.2 million for the three months ended June 30, 1997, an increase of 27%. This increase was primarily attributable to increases in mainframe software costs. The Company's software agreements are long-term and permit specified levels of growth within the current pricing structure.

Depreciation and amortization expenses increased to $1.8 million for the three months June 30, 1998 from $1.1 million for the three months ended June 30, 1997, an increase of 73%. The increase was primarily attributable to continued investment in technology, including computer equipment and software.

Other operating expenses increased to $2.7 million for the three months ended June 30, 1998 from $2.2 million for the three months ended June 30, 1997, an increase of 24%. The increase was primarily attributable to variable costs relating to several client contracts.

Research and development costs representing primarily wages and benefits for information technology staff and reflected as such in the Company's financial
statements increased to $1.1    million for the three months ended June 30, 1998
from $0.9 million for the three months ended June 30, 1997, an increase of 25%. The Company's research and development expenses relate primarily to new product development activities.

Income taxes increased to $2.5 million for the three months ended June 30, 1998 from $1.9 million for the three months ended June 30, 1997. The Company's effective tax rate was 38% for the three months ended June 30, 1998 and 1997.

Nine Months Ended June 30, 1998 Compared to the Nine Months Ended June 30, 1997
-------------------------------------------------------------------------------

Net revenues increased to $84.6 million for the nine months ended June 30, 1998 from $66.5 million for the nine months ended June 30, 1997, an increase of $18.1
million or 27%.   The Company's direct marketing services revenues increased to
$48.9 million for the nine months ended June 30, 1998 compared to $40.6 million for the nine months ended June 30, 1997, an increase of $8.3 million, or 21%. Information technology outsourcing services revenues increased to $35.7 million for the nine months ended June 30, 1998 compared to $26.0 million for the nine months ended June 30, 1997, an increase of $9.7 million or 38%.

Wages and benefits expenses increased to $27.2 million for the nine months ended June 30, 1998 from $22.7 million for the nine months ended June 30, 1997, an increase of 20%. The increased expenses reflect additional employees hired to continue the Company's expansion of business volume and the strengthening of its infrastructure. These increases were offset by reductions in commission expense and executive bonuses in the second fiscal quarter.

Services and supplies expenses decreased to $4.3 million for the nine months ended June 30, 1998 from $4.8 million for the nine months ended June 30, 1997, a decrease of 11%. This decrease reflects the reduction in cost for outside consultants as full-time employees were hired. Service and supplies generally consist of outsourced data entry services, general supplies, contract labor and costs related to the use of outside consultants.

Rents, leases and maintenance expenses increased to $19.1 million for the nine months ended June 30, 1998 from $14.4 million for the nine months ended June 30, 1997, an increase of 33%. This increase was primarily attributable to increases in mainframe software costs. The Company's software agreements are long-term and permit specified levels of growth within the current pricing structure. Other increases were due to leasing computers, computer peripheral hardware and additional facility rent to house new employees.

Depreciation and amortization expenses increased to $5.5 million for the nine months ended June 30, 1998 from $2.9 million for the nine months ended June 30, 1997, an increase of 86%. The increase was primarily attributable to continued investment in technology including the purchase of the Hitachi Data System Skyline 21 mainframe computer during the third quarter of fiscal year 1997. Additional goodwill of $3.7 million was recorded in fiscal year 1997 related to the acquisition of CSM and incentive payments and estimated costs to be incurred in consolidating GIS's operations, resulting in increased goodwill amortization.

Other operating expenses increased to $7.2 million for the nine months ended June 30, 1998 from $6.1 million for the nine months ended June 30, 1997, an increase of 18%. The increase was primarily attributable to variable costs relating to several client contracts.

Research and development costs representing primarily wages and benefits for information technology staff and reflected as such in the Company's financial
statements increased to $3.0    million for the nine months ended June 30, 1998
from $2.5 million for the nine months June 30, 1997, an increase of 21%. The Company's research and development expenses relate primarily to new product development activities.

Income taxes increased to $5.1 million for the nine months ended June 30, 1998 from $4.8 million for the nine months ended June 30, 1997. The Company's effective tax rate was 38% for the nine months ended June 30, 1998 and 1997.

Severance costs of $4.7 million ($2.9 million after-tax) for the nine months ended June 30, 1998 represent a one-time charge equal to the present value of payments under existing contracts with prior members of management. Excluding this one-time charge, operating income and net income would have been approximately $19.6 million and $11.2 million, respectively.

Liquidity and Capital Resources
-------------------------------

The Company's working capital increased to $128.1 million as of June 30, 1998 from $47.0 million as of September 30, 1997. This increase resulted principally from the Company's offerings of convertible subordinated notes and common stock in March 1998, resulting in net proceeds of approximately $114.3 million to the Company. The Company's investment policy is to invest in investment-grade corporate commercial paper and short-term money market accounts. These investments typically have maturities of one year or less.

As of June 30, 1998, the Company's net accounts receivable were $35.5 million, an increase of 24% from September 30, 1997. The increase reflects additional services performed for clients during the three months ended June 30, 1998 compared to the three months ended September 30, 1997.

The Company has available a $10.0 million revolving credit facility. At June 30, 1998, there were no outstanding borrowings under this credit facility. Borrowings under a $12.0 million unsecured term loan were $9.8 million at June 30, 1998, and are being repaid over a ten year period with interest at 8.5% per annum. The Company intends to use a portion of the net proceeds from the offering of notes to repay this term loan. In connection with this prepayment, the Company will incur an extraordinary charge of approximately $800,000. Capital lease debt aggregated $21.9 million at June 30, 1998. This debt primarily results from a sale-leaseback of the Company's primary facility during fiscal year 1997 and an upgrade of one of the Company's mainframe computers in fiscal year 1996. Interest on capital lease debt approximates 8%. The Company entered into a loan at the time of the formation of the Company's Employee Stock Ownership Plan ("ESOP"). This loan currently has an outstanding balance of $1.2 million with a blended interest rate of approximately 8.8%.

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

Effective May 1, 1998, the Company acquired substantially all of the assets of SIGMA Marketing Group, Inc. ("Sigma"), a full-service database marketing company headquartered in Rochester New York. Under the terms of the agreement, May & Speh paid $15 million at closing for substantially all of Sigma's assets, and will pay the former owners up to an additional $6 million, the substantial portion of which is contingent on certain operating objectives being met. Sigma's former owners were also issued warrants to acquire 346,000 shares of May & Speh common stock.

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

                          PART II -- OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

During the third quarter of fiscal 1998, the Company used approximately $7 million of the net proceeds from its March 1998 convertible debt and common stock offerings for capital expenditures and approximately $16 million for the acquisition of the assets of Sigma Marketing Group, Inc.


Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 27     Financial Data Schedule (filed herewith)

          (b) No reports on Form 8-K were filed by the Company during the period covered by this report.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              May & Speh, Inc.


Date:  August 14, 1998                    By: /s/ Eric M. Loughmiller
                                              Eric M. Loughmiller
                                              Executive Vice President,
                                              Chief Financial Officer